Form 10-Q
period 1997-09-30
FIRST INTERNATIONAL BANCORP INC
filed 1997-11-13
CIK 1040339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    SEPTEMBER 30, 1997
                                                  ------------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                             Commission file number  0-22861
                                                     -------
                        FIRST INTERNATIONAL BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                       06-1151731
              --------                                       ----------
              (State or Other Jurisdiction of                (I.R.S. Employer
              Incorporation or Organization)                 Identification No.)


              One Commercial Plaza, Hartford, CT             06103
              ----------------------------------             ----------
              (Address of Principal Executive Offices)       (Zip Code)

         Registrant's Telephone Number, Including Area Code 860-241-2529
                                                            ------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_________               No___X_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, outstanding on October 30, 1997 was 7,864,985.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                  September 30,            December 31,
                                                                       1997                    1996
                                                                   ------------          --------------
                                                                     (unaudited)
ASSETS
Cash and due from banks....................................           $   10,779         $    5,867
Federal funds sold.........................................                8,000             13,000
                                                                           -----             ------
         Cash and cash equivalents.........................               18,779             18,867
Investment securities:
     Available for sale at fair value......................               22,687             11,524
     Held to  maturity at amortized cost (fair value $2,958
        and $3,056) .......................................                2,965              3,063
     U.S. Agency stocks at cost............................                2,069              1,287
                                                                           -----              -----
         Investment securities.............................               27,721             15,874

Loans, net.................................................              129,091            109,453
Accrued interest receivable................................                1,197                823
Premises and equipment, net................................                2,312              1,515
Receivable from loans sold.................................               15,049             10,341
Prepaid expenses and other assets..........................                6,516              4,769
                                                                           -----              -----
         Total assets......................................             $200,665           $161,642
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ..................................................             $160,011           $144,316
U.S. Treasury demand note..................................                  159              1,061
Accrued interest payable...................................                  724                622
Other liabilities..........................................                2,171              1,427
                                                                           -----              -----
         Total liabilities.................................              163,065            147,426
                                                                         -------            -------

Stockholders' equity:
     Common stock, $.10 par value, 12,000,000 shares
        authorized; 7,598,985 and 5,766,385 shares issued
        and outstanding....................................                  760                577
     Preferred stock, $.10 par value, 2,000,000 shares
        authorized, no shares issued and outstanding.......                    -                  -
     Paid-in capital in excess of par value................               28,946              8,222
     Stockholder note receivable...........................                (863)              (954)
     Unrealized holding gain(loss) on investments
           available-for-sale, net.........................                    2               (74)
     Retained earnings.....................................                8,755              6,445
                                                                           -----              -----
         Total stockholders' equity........................               37,600             14,216
                                                                          ------             ------
         Total liabilities and stockholders' equity........             $200,665           $161,642
                                                                        ========           ========


     See accompanying notes to unaudited consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                       ----------------------             -----------------------
                                                       1997              1996               1997             1996
                                                       ----              ----               ----             ----
Interest income:
      Loans, including net fees.............           $3,293           $3,070            $9,124           $9,091
      Investment securities.................              323              129               802              450
      Federal funds sold....................              197              246               510              468
                                                          ---              ---               ---              ---
           Total interest income............            3,813            3,445            10,436           10,009
Interest expense:
      Deposits..............................            1,687            1,470             4,679            4,292
      Other.................................                7                6                27               21
                                                            -                -                --               --
           Total interest expense...........            1,694            1,476             4,706            4,313
                                                        -----            -----             -----            -----
           Net interest income..............            2,119            1,969             5,730            5,696
Provision for possible loan losses..........              157            1,511             1,116            2,064
                                                          ---            -----             -----            -----
           Net interest income after
              provision for possible loan
              losses........................            1,962              458             4,614            3,632
Non-interest income:
      Gain on sale of:
         Guaranteed commercial loans........            1,583            1,047             6,403            3,432
         Unguaranteed portions of
           commercial loans.................                -              352               370              627
         Other commercial loans.............              156              226               384              259
         Residential loan sales.............                -                1                60                3
                                                            -                -                --                -
           Total gains on loan sales........            1,739            1,626             7,217            4,321
                                                        -----            -----             -----            -----

      Service charges and other deposit
         fees...............................              119              100               323              329
      Loan servicing income and fees........              716              377             1,837              983
      Income on stockholder note
      receivable............................              229                -               229                -
      Gain on branch sale...................                -            1,895                 -            1,895
                                                            -            -----                 -            -----
           Total non-interest income........            2,803            3,998             9,606            7,528
                                                        -----            -----             -----            -----
           Total operating income...........            4,765            4,456            14,220           11,160
                                                        -----            -----            ------           ------
Non-interest expense:
      Salaries and benefits.................            2,442            1,321             6,287            3,457
      Occupancy.............................              239              208               692              575
      Office expenses.......................              235              181               625              530
      Marketing.............................              200              195               586              445
      Furniture and equipment...............              182              121               493              346
      Outside services......................               68               25               296              144
      Loan collection, net..................               11               39               108              344
      Other ................................               95               68               295              217
                                                           --               --               ---              ---
            Total non-interest expense......            3,472            2,158             9,382            6,058
                                                        -----            -----             -----            -----
      Income before income taxes............            1,293            2,298             4,838            5,102
Provision for income taxes .................              542              966             2,034            2,145
                                                          ---              ---             -----            -----
Net income..................................             $751           $1,332            $2,804           $2,957
                                                         ====           ======            ======           ======
Earnings per share..........................            $0.11            $0.22             $0.44            $0.48
                                                        =====            =====             =====            =====


     See accompanying notes to unaudited consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                         For the Nine Months Ended
                                                                                                September 30,
                                                                                         ------------------------
                                                                                            1997             1996
                                                                                            ----             ----
Cash flows from operating activities:
     Net cash provided by operating activities..................................          $4,796          $12,352
                                                                                         -------            -----

Cash flows from investing activities:
     Net increase in loans......................................................        (27,109)          (7,984)
     Purchase of investment securities available for sale.......................        (12,502)          (1,496)
     Purchase of equity securities..............................................           (782)            (415)
     Proceeds from maturities and principal repayments of investment
         securities available for sale..........................................           1,463            3,328
     Proceeds from maturities and principal repayments of investment
         securities held to maturity............................................              98            1,496
     Proceeds from sale of branch premises......................................               -              275
     Capital expenditures, net..................................................         (1,258)            (765)
                                                                                         -------            -----

         Net cash used in investing activities..................................        (40,090)          (5,561)

Cash flows from financing activities:
     Net increase (decrease) in deposits........................................          15,694            (467)
     Net increase (decrease) in other borrowings................................           (902)               56
     Proceeds from sale of common stock.........................................          20,908               41
     Repurchase of common stock.................................................               -             (20)
     Dividends paid.............................................................           (494)            (494)
     Principal payment on stockholder note receivable...........................               -               40
                                                                                         -------            -----

         Net cash provided by (used in) financing activities....................          35,206            (844)
                                                                                         -------            -----

Net increase (decrease) in cash and cash equivalents............................            (88)            5,947
Cash and cash equivalents at beginning of year..................................          18,867           10,051
                                                                                         -------            -----

Cash and cash equivalents at end of period......................................         $18,779          $15,998
                                                                                         =======            =====



     See accompanying notes to unaudited consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.  Basis of Presentation

The consolidated financial statements include the accounts of First International Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of New England. Intercompany accounts and transactions have been eliminated in consolidation. First National Bank of New England (the "Bank") sold its last retail branch facility and certain deposits in 1996. The Bank operates a full service branch at its headquarters in Hartford, Connecticut and representative offices which are responsible for regional loan origination efforts, in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Rochester, New York; Pittsburgh and Philadelphia, Pennsylvania; and Washington, D.C. The Bank's primary revenues are derived from net interest income and the origination and sale, on a servicing retained basis, of commercial loans. The Bank is a national leader in the use of loan guarantee programs offered by the U.S. Small Business Administration (the "SBA"), the U.S. Department of Agriculture (the "USDA") and the Export-Import Bank of the United States ("Ex-Im Bank").

The accompanying unaudited condensed Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements, have been included. The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the entire fiscal year or any interim period.

The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 as amended (No. 333-31339), declared effective by the Securities and Exchange Commission on September 22, 1997.

Certain 1996 amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no impact on net income.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


2.  Investment Securities

Securities classified as available for sale (carried at fair value) and as held to maturity (carried at amortized cost) as of September 30, 1997 and December 31, 1996 are as follows:

                                                                               Gross           Gross       Estimated
                                                           Amortized      Unrealized      Unrealized            Fair
September 30, 1997 (unaudited)                                  Cost           Gains          Losses           Value
                                                                ----           -----          ------           -----
Available for Sale
U.S. Treasury obligations............................        $12,014              $9           $(13)         $12,010
U.S. government mortgage-backed securities...........            670               7               -             677
Mutual funds.........................................          7,000               -               -           7,000
Variable rate preferred stock........................          3,000               -               -           3,000
                                                               -----               -               -           -----
                                                             $22,684             $16           $(13)         $22,687
                                                             =======             ===           =====         =======
Held to Maturity
U.S. government mortgage-backed securities...........        $ 1,815              $4           $(11)          $1,808
Debt securities of foreign governments...............          1,150               -               -          $1,150
                                                             -------               -               -          ------
                                                             $ 2,965              $4           $(11)          $2,958
                                                             =======              ==           =====          ======

                                                                               Gross           Gross       Estimated
                                                           Amortized      Unrealized      Unrealized            Fair
December 31, 1996                                               Cost           Gains          Losses           Value
                                                                ----           -----          ------           -----
Available for Sale
U.S. Treasury obligations............................        $10,516              $2           $(63)         $10,455
U.S. government mortgage-backed securities...........          1,134               8            (73)           1,069
                                                               -----               -            ----           -----
                                                             $11,650             $10          $(136)         $11,524
                                                             =======             ===          ======         =======
Held to Maturity
U.S. government mortgage-backed securities...........         $1,913             $14           $(21)          $1,906
Debt securities of foreign governments...............          1,150               -               -           1,150
                                                               -----               -               -           -----
                                                              $3,063             $14           $(21)          $3,056
                                                              ======             ===           =====          ======



                                                               September 30,               December 31,
                                                                  1997                        1996
                                                            ------------------           ----------------
                                                              (unaudited)
Stock Securities
Federal Reserve Bank.................................               $224                       $224
Federal Home Loan Bank of Boston.....................              1,246                        648
Private Export Funding                                               599                        415
Corporation..........................................                ---                        ---
                                                                  $2,069                     $1,287
                                                                  ======                     ======

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


3.  Stockholders' Equity

The Company commenced the sale of 1,700,000 shares of common stock on September 23, 1997 in an underwritten public offering and received $20,900,000 after commissions and closing costs (the "Offering"). The underwriting agreement also provided for an additional 255,000 shares to be sold to the underwriters at their option and such sale was completed on October 17, 1997 whereupon the Company received an additional $3,200,000, after underwriting commissions and closing costs.

In June 1994 the Company took a note receivable from the Company's President in connection with his purchase of 614,600 shares of common stock. The note provided for interest at the rate of 7% per annum. The President's amended employment agreement provided that, upon completion of the Offering, the interest accrued to date on the note would be forgiven and that the interest rate under the note would be set to 0%. A market interest rate was therefore imputed on the note and a $91,000 discount recognized. The President's employment agreement also provided that he receive a tax equalization bonus on the above items. No interest had been accrued by the Company since inception of the note due to various other provisions which might have resulted in the forgiveness of such interest. The net after tax effect of the interest income note discount and bonus expense was a charge to net income of approximately $165,000 for the quarter ended September 30, 1997.

4.  Recent Accounting Pronouncements

SFAS No. 125

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrended, and derecognize liabilities when extinguished. SFAS No. 125 is intended to provide consistent standards by which a company may distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 applies to transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively; earlier or retroactive application is not permitted. Implementation of SFAS No. 125, beginning on January 1, 1997, did not have a significant effect on the financial condition or results of operations of the Company.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


4.  Recent Accounting Pronouncements, continued

SFAS No. 128

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which (i) replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS; (ii) requires dual presentation of basic and diluted EPS on the face of the consolidated statements of income regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented.

SFAS No. 129

In February 1997, the FASB also issued SFAS No. 129 "Disclosure of Information about Capital Structure." This pronouncement established standards for the disclosure of information about an entity's capital structure and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this pronouncement is expected to have no impact on the financial statements of the Company.

SFAS No. 130

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," SFAS No. 130 established standards for reporting and display of comprehensive income which is defined as the change in equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for all prior years presented. The adoption of SFAS No. 130 is expected to impact the presentation of financial information only.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


4.  Recent Accounting Pronouncements, continued

SFAS No. 131

In June 1997, the FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the Company's dependency on the continuation of various government guarantee loan programs, such as the SBA, USDA and Ex-Im Bank, from which the Company derives a significant portion of its loan business, (ii) the Company's ability to continue its recent growth on a non-traditional operating strategy of deriving a significant portion of its revenues from non-interest income, principally gains on the sale of commercial and international loans and related servicing income, in an increasingly competitive market for loan originations, and (iii) the Company's lending concentration in the Northeast United States, a region which has emerged more slowly from the 1989-1992 recession and which has certain economic risks, including higher "embedded" costs of doing business, including higher taxes, fluctuating real estate values and the declining importance of manufacturing as the key industry in the region. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's Final Prospectus, dated September 22, 1997, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

General

The Company's earnings are derived from (i) the origination and sale of government guaranteed and other commercial loans, (ii) net interest income, which is the difference between interest earned on interest-earning assets (principally loans) and interest bearing liabilities (principally deposits), and
(iii) fee income on loans serviced for others. Net income for the quarter ended September 30, 1996 also benefited from a $1.9 million gain realized on the sale of the Company's last suburban branch facility, as explained below.

The Company completed an underwritten public stock offering of 1,700,000 shares in September 1997. The offering resulted in net proceeds to the Company of $20.9 million. Stockholders' equity increased from $14.2 million at December 31, 1996 to $37.6 million at September 30, 1997 due to the offering and the retention of earnings.

                              Results of Operations

                                                           For the Three Months       For the Nine Months
                                                           --------------------       -------------------
                                                            Ended September 30,       Ended September 30,
                                                            -------------------       -------------------
                                                        (dollars in thousands, except per share amounts)
                                                             1997        1996           1997         1996
                                                             ----        ----           ----         ----
    Net interest income........................            $2,119      $1,969         $5,730       $5,696
    Provision for loan losses..................               157       1,511          1,116        2,064
                                                              ---       -----          -----        -----
        Net interest income after provision....             1,962         458          4,614        3,632

    Gain on loan sales.........................             1,739       1,626          7,217        4,321
    Gain on branch sale........................                 -       1,895              -        1,895
    Other non-interest income..................             1,064         477          2,389        1,312
    Non-interest expense.......................             3,472       2,158          9,382        6,058
                                                            -----       -----          -----        -----

                 Income before income taxes....             1,293       2,298          4,838        5,102

    Income taxes...............................               542         966          2,034        2,145
                                                              ---         ---          -----        -----

                                 Net income....              $751      $1,332         $2,804       $2,957
                                                             ====      ======         ======       ======

                         Earnings per share....             $0.11       $0.22          $0.44        $0.48
                                                            =====       =====          =====        =====



Comparison of the Nine Months Ended September 30, 1997 and 1996:

Net Income. Net income decreased 5% or $153,000 from the nine month period ended September 30, 1996 to the nine month period ended September 30, 1997 due to the $1.9 million gain on the sale of the Company's last suburban branch facility in the quarter ended September 30, 1996. Without this gain, net income would have increased $946,000 or 51% due to a $2.9 million or 67% increase in gain on loan sales, an $854,000 or 87% increase in loan servicing income and a $948,000 decrease in the provision for loan losses, offset by a $3.3 million or 55% increase in non-interest expenses.

Net Interest Income. Net interest income remained flat for the nine month period September 30, 1997 when compared to the same period ending September 30, 1996 as the $7.6 million or 6% increase in average earning assets was offset by the effects of a shift in the deposit mix toward the higher costing premier money market savings and time deposit accounts in 1997 following the branch sale.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)
-----------------------------------------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis (1).

                                                                                                   Nine Months Ended September 30,
                                    Nine Months Ended                  Nine Months Ended                1997 Compared to 1996
                                    September 30, 1997                 September 30, 1996                 Changes Due to (3):
                              -----------------------------      -----------------------------    ---------------------------------
                                       Interest     Average               Interest     Average
                              Average   Earned/      Yield/      Average   Earned/      Yield/
                              Balance      Paid        Rate      Balance      Paid        Rate     Volume        Rate       Total
                              -------      ----        ----      -------      ----        ----     ------        ----       -----
                                                                    (dollars in thousands)
Total Earning Assets
Loans(2):
  Commercial...............  $107,264      $8,548      10.63%   $103,135      $8,227      10.64%       $329        $ (8)       $321
  Residential..............     8,528         463       7.24%     12,827         802       8.34%       (233)       (106)       (339)
  Other consumer...........     1,577         113       9.58%        839          62       9.87%         53          (2)         51
                                -----         ---       -----        ---          --       -----         --         ---          --
    Total loans............   117,369       9,124      10.37%    116,801       9,091      10.38%        149        (116)         33
  Investment securities....    16,659         802       6.42%     10,136         450       5.92%        314          38         352
  Federal funds sold.......    12,546         510       5.43%     12,015         468       5.20%         22          20          42
                               ------         ---       -----     ------         ---       -----         --          --          --
    Total investment
      securities and federal
      funds sold...........    29,205       1,312       5.99%     22,151         918       5.53%        336          58         394
                               ------       -----       -----     ------         ---       -----        ---          --         ---

Total earning assets.......   146,574      10,436       9.49%    138,952      10,009       9.60%        485         (58)        427
                                                                                                        ---        ----         ---
Total non-earning assets...    21,264                             19,021
                               ------                             ------
Total assets...............  $167,838                           $157,973
                             ========                           ========

Interest-Bearing
Liabilities
Deposits:
  Interest-bearing demand
    deposits...............    $7,100        $132       2.49%     $9,309        $193       2.77%      $ (41)       $(20)       $(61)
  Premier money market.....    70,969       2,808       5.29%     60,815       2,348       5.16%        402          58         460
  Other savings............     5,688          81       1.90%     15,717         372       3.16%       (143)       (148)       (291)
  Certificates of deposit..    32,067       1,392       5.80%     27,310       1,118       5.47%        206          68         274
  IRA CD's.................     6,457         266       5.51%      6,443         261       5.41%          1           4           5
                                -----         ---       -----      -----         ---       -----          -           -           -
    Total deposits.........   122,281       4,679       5.12%    119,594       4,292       4.79%        425         (38)        387
  Other borrowings.........       668          27       5.20%        611          21       4.59%          3           3           6
                                  ---          --       -----        ---          --       -----          -           -           -
    Total interest bearing
      liabilities..........   122,949       4,706       5.12%    120,205       4,313       4.79%        428         (35)        393
                              -------       -----       -----    -------       -----       -----        ---        ----         ---
Non-interest-bearing
liabilities:
  Demand deposits..........    27,222                             24,023
  Other liabilities........     2,358                              1,409
                                -----                              -----
    Total non-interest-
      bearing liabilities..    29,580                             25,432
  Stockholders' equity.....    15,309                             12,336
                               ------                             ------
    Total liabilities and
      stockholders' equity.  $167,838                           $157,973
                             ========                           ========

Net interest income/Net
  interest spread..........                $5,730       4.37%                 $5,696       4.81%        $57       $ (23)        $34
                                           ======       =====                 ======       =====        ===       =====         ===

Net interest margin........                             5.20%                              5.45%
                                                        =====                              =====

(1) Fully taxable equivalent income was calculated based on statutory federal and state tax rates.

(2) For purposes of these computations, non-accruing loans are included in the average balances.

(3) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest Income. Interest income increased $427,000 or 4% from $10.0 million for the nine month period ended September 30, 1996 to $10.4 million for the nine month period ended September 30, 1997 due to a 4% or $4.1 million increase in average balance on commercial loans as the loan mix shifted from lower yielding residential loans toward commercial loans following a $6.9 million bulk sale of residential loans in March 1997. The average balance of investment securities, principally U.S. Treasuries, increased $6.5 million or 64% and the yield on such assets increased 50 basis points.

Interest Expense. Interest expense increased $393,000 or 9% from $4.3 million for the nine month period ended September 30, 1996 to $4.7 million for the nine month period ended September 30, 1997 as the average balance of interest-bearing deposits increased $2.7 million or 2% and deposits shifted to higher costing deposit products.

Provision for Possible Loan Losses. The provision for possible loan losses totaled $1.1 million for the nine month period ended September 30, 1997 as compared to $2.1 million for the nine month period ended September 30, 1996. See "Allowance for Loan Losses" for further analysis of the provision and related data.

Non-Interest Income. Non-interest income is comprised of the following items:


                                                     Nine Months Ended
                                             -------------------------------
                                                        September 30,
                                             -------------------------------
Non-Interest Income:                              1997                  1996
                                                ------                ------
                                                     (dollars in thousands)
Gain on loan sales:
  SBA sales...............................      $3,438                $2,428
  USDA sales..............................       1,286                   773
  Ex-Im working capital sales.............         178                    85
  Ex-Im medium term sales.................       1,496                   146
  Inventory buyer credit..................           5                     -
  Unguaranteed portions of SBA and USDA..          370                   627
  Other commercial sales..................         384                   259
  Residential sales.......................          60                     3
                                                ------                ------
                     Gain on loan sales...       7,217                 4,321

Loan servicing income and fees............       1,837                   983
Other non-interest income.................         323                   329
Income on stockholder note receivable.....         229                     -
Gain on branch sale.......................           -                 1,895
                                                ------                ------

              Total non-interest income...      $9,606                $7,528
                                                ======                ======

The 28% or $2.1 million increase in non-interest income for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996 was due to a $2.9 million or 67% increase in the gain on the sale of loans and an $854,000 or 87% increase in loan servicing income and fees.

In September 1996, the Company sold checking and savings accounts totaling $24 million from its last suburban branch facility for a deposit premium of approximately 9%. A gain of $1.9 million was recognized in the quarter ended September 30, 1996 and $307,000 was recognized in the quarter ended December 31, 1996 based on the buyer's retention of certain accounts 90 days after the sale. The Company's sale of the retail branch was part of its strategy of targeting commercial depository accounts of middle market manufacturers and the consumer accounts of their owners and principals.

As explained in Note 3 to the Unaudited Consolidated Financial Statements, the Company holds a note receivable from its President which was issued in conjunction with the sale of 614,600 shares of common stock in June 1994. Interest was due at maturity, but was not recognized by the Company due to various provisions which might have resulted in the forgiveness of such amounts. The Company's amended employment agreement with the President provided that upon the successful completion of the Company's 1997 underwritten public stock offering, the $229,000 interest accrued to date was to be forgiven, the interest on the note was to be set to 0% and a tax equalization bonus was to be provided to compensate the President for the income tax effects of these transactions. As a result of the completion of the public offering, non-interest income includes income of $229,000 for the interest for the quarter ended September 30, 1997. The salaries and benefits includes a charge of $526,000 attributable to the compensation expense for the interest rate adjustments and tax bonus. The net effect of such adjustments was a reduction of net income of approximately $165,000 for the quarter ended September 30, 1997.

The increase on the gain on loan sales was attributable to greater SBA and USDA loan originations and sales, as the regional representative offices began to more significantly contribute to the loan volume. Year to date gains on Ex-Im medium term loan sales increased to $1.5 million from $146,000 for the same period last year, as the Company's international marketing efforts and contractual marketing representative referrals were converted to loan closings. The Company has found that this international marketing and origination process averages 6 to 9 months. The Company also closed and sold its first Inventory Buyer Credit loan, a 98% Ex-Im guaranteed short-term loan. This product, which carries a 90-98% guarantee, enables the Company to finance purchases of exported U.S. made components, parts, raw materials and commodities. The Inventory Buyer Credit loan product supplements the medium-term financing currently offered to buyers of U.S. capital goods and the Company believes that it provides a competitive advantage in the international marketplace.

The Company undertakes the bulk sale of unguaranteed portions of SBA and USDA loans on a non-recourse, servicing retained basis from time-to-time to provide liquidity and diversify credit risk. The Company completed its first bulk-sale of these loans in 1996, many of which had been originated prior to 1996.

The gain on other commercial loan sales represents the sale of non-guaranteed commercial loans on a non-recourse, servicing retained basis. The Company's Capital Markets Department devotes a significant amount of its resources to the identification of buyers for these loan types on the desired terms and conditions. The 48% or $125,000 increase in the gain on other commercial loan sales from the nine months ended September 30, 1996 to September 30, 1997 reflects Capital Markets Department's success in more systematically completing such loan sales concurrent with the origination of the loans.

The 64% increase in loan servicing income corresponds to the 67% or $110.0 million increase in the average balance of commercial loans serviced for others to $274.5 million for the nine month period ended September 30, 1997. See "Loans" below for further details of the Serviced For Others Loan Portfolio.

Loan servicing income is comprised of the servicing fees received on loans sold on a servicing-retained basis, net of amortization of the servicing asset. The amount of the servicing fee varies in accordance with the terms of the loan sale.



                                                         Nine Months Ended
                                                         -----------------
Loan Servicing Income and Fees                             September 30,
------------------------------                             -------------
                                                         1997          1996
                                                     --------      --------
Loan Servicing Income:                                (dollars in thousands)
  SBA guaranteed loans..........................         $905          $656
  USDA guaranteed loans.........................          192            99
  Ex-Im working capital loans...................          123            25
  Ex-Im medium term loans.......................          119            32
  Inventory buyer credit........................            2             -
  Other commercial loans........................           86            43
  Residential and consumer loans................           42            42
                                                     --------      --------

                  Total loan servicing income...        1,469           897

Other loan fees.................................          368            86
                                                     --------      --------

         Total loan servicing income and fees...       $1,837          $983
                                                     ========      ========
Loans Serviced for Others
-------------------------
(at period end)
Outstanding balance.............................     $358,620      $237,260
                                                     ========      ========

The increases in loan servicing income reflect the growth of the respective portfolios. Loan servicing income as percentage of loans serviced for others was 55 basis points and 50 basis points, on an annualized basis, for the nine month period ended September 30, 1997 and 1996, respectively. The $282,000 increase in other loan fees is due primarily to a $198,000 increase in letter of credit fees due to a greater demand from the Company's borrowers for letters of credit.

Data with respect to the retained portions of SBA and USDA loans are set forth in the tables below:


                                                                    September 30,
                                                              -----------------------
               Portfolio Balance                                1997            1996
               -----------------                              -------         -------
                                                               (dollars in thousands)
              Unguaranteed portions of:
               SBA loans..............................        $43,985         $28,957
               USDA loans.............................          6,449           3,561
                                                              -------         -------
                                 Total SBA and USDA...         50,434          32,518
               Less:
                Discount..............................          2,868           2,373
                                                              -------         -------
                                 Net carrying value...        $47,566         $30,145
                                                              =======         =======

The servicing asset for all loans sold is as follows:


                                                                     September 30,
                                                               ---------------------
              Servicing Asset                                   1997            1996
              ---------------                                  ------          ------
                                                               (dollars in thousands)
              Servicing on other loan sales:
                 Ex-Im medium term....................         $1,338            $242
                 Other commercial.....................            122             171
                 Other consumer.......................              4              11
                                                               ------          ------
                              Total other servicing...          1,464             424
               Servicing on SBA and USDA loan sales:
               SBA loans..............................          3,555           3,011
               USDA loans.............................            394             505
                                                               ------          ------
                       Total SBA and USDA servicing...          3,949           3,516
                                                               ------          ------
                              Total servicing asset...         $5,413          $3,940
                                                               ======          ======

Non-Interest Expense. The increases in non-interest expense reflect the Company's growth over the periods as indicated below:


                                                            For the Nine Months Ended
                                                            --------------------------
                                                                   September 30,
                                                            --------------------------
Non-Interest Expenses:                                     1997                 1996              % Change
                                                          ------               ------             --------
                                                                     (dollars in thousands)
Salaries and benefits.....................                $6,287               $3,457                  82%
Occupancy expense.........................                   692                  575                  20%
Office expenses...........................                   625                  530                  18%
Marketing expenses........................                   586                  445                  32%
Furniture and equipment...................                   493                  346                  42%
Outside services..........................                   296                  144                 106%
Loan collection, net......................                   108                  344                (69%)
Other.....................................                   295                  217                  36%
                                                          ------               ------              -------
                Total Non-Interest Expenses               $9,382               $6,058                  55%
                                                          ======               ======              =======


                                                                   September 30,
                                                             ------------------------
               Selected Data                                    1997           1996
               -------------                                 --------        --------
                                                               (dollars in thousands)
               Total servicing portfolio..............       $493,435        $343,993
                                                             ========        ========

               Number of loans serviced...............          1,758           1,440
                                                             ========        ========

               Number of total personnel..............            123              88
                                                             ========        ========

               Number of domestic loan officers.......             30              18
                                                             ========        ========

               Number of international loan officers..             11               5
                                                             ========        ========

The 55% or $3.3 million increase in non-interest expense for the nine month period ended September 30, 1997 as compared to the same period ended September 30, 1996 reflects the increase in full time employees and related costs as well as a shift to more professionals, due to the elimination of 8 clerical branch positions after the September 1996 branch sale. Salaries and benefits also includes a $526,000 charge attributable to the compensation expense associated with the forgiveness of interest on the stockholder note receivable as discussed above under non-interest income.

The 20% or $117,000 increase in Occupancy expense reflects additional headquarters space leased to house the new hires, and the inclusion for part of the nine month period ended September 30, 1997 of rental expense for the Morristown, New Jersey; Rochester, New York; Pittsburgh and Philadelphia, Pennsylvania; and Washington, DC representative offices which opened in 1997, partially offset by a 30% reduction in the rental rate for the Hartford headquarters facility due to a renewal of the lease at a lower rate effective June 30, 1997. Office and marketing expenses reflect increases due to the number of lending officers and their marketing efforts, as reflected in increased telephone, postage, travel and meals and entertainment.

The 106% or $152,000 increase in Outside Services is due primarily to a $107,000 increase in legal fees related to the establishment of representative offices in various states and the development of new products. Loan collection, net decreased 69% or $236,000 due to a significant amount of expenses incurred in 1996 on the resolution of non-owner occupied commercial mortgages.

The Company's efficiency ratios, calculated as the ratio of non-interest expense to the sum of net interest income and non-interest income, excluding the 1996 gain on branch sale, were 61% and 54% for the nine month period ended September 30, 1997 and 1996, respectively.

Income Taxes. The Company's effective tax rates remained constant at 42% for the nine month periods ended September 30, 1997 and 1996.

Comparison of the Three Months Ended September 30, 1997 and 1996:

Net Income. The 43% or $581,000 decrease in earnings for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 was due to the $1.9 million gain on branch sale in 1996. Net income would have increased $518,000 without the effect of the branch sale due to a reduction in the provision for loan losses from $1.5 million in the quarter ended September 30, 1996 to $157,000 for the quarter ended September 30, 1997 and a $339,000 or 90% increase in loan servicing income for the quarter ended September 30, 1997 offset by a $1.3 million or 61% increase in non-interest expenses for the quarter ended September 30, 1997.

Gains on the sale of loans increased only $114,000 or 7% for the quarter ended September 30, 1997 due to the bulk sale of the unguaranteed portions of SBA and USDA loans completed in the quarter ended September 30, 1996 for a gain of $352,000 which was undertaken to provide funding for the deposit liabilities included in the sold branch.

Net Interest Income. Net interest income increased 7% or $150,000 for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 due to an increase on the yield on loans and investments and $6.8 million or 5% increase in average interest earning assets which more than offset the 3% or $4.1 million increase in interest bearing deposits, resulting in a 16 basis point increase in the net interest margin. The quarter also benefited from a 15% or $3.8 million increase in non-interest bearing deposits.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)
----------------------------------------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis (1).

                                                                                                   Three months ended September 30
                                   Three months ended                Three months ended                1997 Compared to 1996
                                    September 30, 1997               September 30, 1996                 Changes Due to (3):
                            ---------------------------------- ---------------------------------        -------------------
                                         Interest     Average               Interest     Average
                              Average     Earned/      Yield/    Average     Earned/      Yield/
                              Balance       Paid        Rate     Balance      Paid        Rate     Volume        Rate       Total
                              -------       ----        ----     -------      ----        ----     ------        ----       -----
                                                                     (dollars in thousands)
Total Earning Assets
Loans (2):
  Commercial...............  $114,711      $3,121      10.88%   $105,693      $2,791      10.56%       $245         $85        $330
  Residential..............     6,661         128       7.69%     12,882         252       7.82%      (120)         (4)       (124)
  Other consumer...........     1,797          44       9.71%      1,155          27       9.30%         16           1          17
                                -----          --       -----      -----          --       -----         --           -          --
    Total loans............   123,169       3,293      10.69%    119,730       3,070      10.26%        141          82         223
  Investment securities....    17,510         323       7.38%      9,262         129       5.57%        152          42         194
  Federal funds sold.......    13,963         197       5.60%     18,858         246       5.19%       (69)          20        (49)
                               ------         ---       -----     ------         ---       -----       ----          --        ----
    Total investment
      securities and
      federal
      funds sold...........    31,473         527       6.59%     28,120         375       5.32%         83          62         145
                               ------         ---       -----     ------         ---       -----         --          --         ---

Total earning assets.......   154,642       3,820       9.86%    147,850       3,445       9.32%        224         144         368
                                                                                                        ---         ---         ---
Total non-earning assets...    23,526                             17,984
                               ------                             ------
Total assets...............  $178,168                           $165,834
                             ========                           ========

Interest-Bearing Liabilities
Deposits:
  Interest-bearing demand
    deposits...............    $7,387         $45       2.42%     $8,719         $55       2.51%       $(8)        $(2)       $(10)
  Premier money market.....    75,953       1,037       5.42%     60,489         772       5.08%        211          54         265
  Other savings............     7,405          37       1.98%     19,593         143       2.90%       (61)        (45)       (106)
  Certificates of deposit..    32,433         476       5.82%     30,095         413       5.46%         34          29          63
  IRA CD's.................     6,457          92       5.65%      6,574          87       5.26%        (2)           7           5
                                -----          --       -----      -----          --       -----        ---           -           -
    Total deposits.........   129,635       1,687       5.16%    125,470       1,470       4.66%        174          43         217
  Other borrowings.........       510           7       5.45%        589           6       4.05%        (1)           2           1
                                  ---           -       -----        ---           -       -----        ---           -           -
    Total interest bearing
      liabilities..........   130,145       1,694       5.16%    126,059       1,476       4.66%        173          45         218
                              -------       -----       -----    -------       -----       -----        ---          --         ---
Non-interest-bearing
liabilities:
  Demand deposits..........    29,048                             25,289
  Other liabilities........     2,565                              1,638
                                -----                              -----
    Total non-interest-
      bearing liabilities..    31,613                             26,927
  Stockholders' equity.....    16,410                             12,848
                               ------                             ------
    Total liabilities and
      stockholders' equity.  $178,168                           $165,834
                             ========                           ========

Net interest income/Net
  interest spread..........                $2,119       4.72%                 $1,969       4.66%        $51         $99        $150
                                           ======       =====                 ======       =====        ===         ===        ====

Net interest margin........                             5.51%                              5.35%
                                                        =====                              =====


(1) Fully taxable equivalent income was calculated based on statutory federal and state tax rates.
(2) For purposes of these computations, non-accruing loans are included in the average balances.
(3) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest Income. Interest income increased 11% or $368,000 for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 due to an increase in the yield on commercial loans and a shift in the mix of assets toward higher yielding commercial loans following a reduction in the residential loan portfolio, and an increase in the yield on non-loan assets as funds were moved from lower yielding federal funds sold into the investment portfolio.

Interest Expense. Interest expense increased 15% or $218,000 for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996 as the average balance of interest bearing deposits increased 3% or $4.3 million and deposits shifted to higher costing deposit products. This growth was principally funded with premier money market savings accounts.

Provision for Possible Loan Losses. The provision for possible loan losses totaled $157,000 in the quarter ended September 30, 1997 as compared to $1.5 million in the quarter ended September 30, 1996. See "Allowance for Loan Losses" for further analysis of the provision and related data.

Non-Interest Income.   Non-interest income is comprised of the following items:



                                                    Three Months Ended
                                                    -------------------
                                                      September 30,
                                                      ------------
Non-Interest Income:                                   1997        1996
                                                       ----        ----
                                                   (dollars in thousands)
Gain on loan sales:
  SBA sales...............................             $879        $625
  USDA sales..............................               81         315
  Ex-Im working capital sales.............               89          34
  Ex-Im medium term sales.................              529          73
  Inventory buyer credit..................                5           -
  Unguaranteed portions of SBA and USDA...                -         352
  Other commercial sales..................              156         227
                                                        ---         ---
                     Gain on loan sales...            1,739       1,626

Loan servicing income and fees............              716         377
Other non-interest income.................              119         100
Income on stockholder note receivable.....              229           -
Gain on branch sale.......................                -       1,895
                                                     ------      ------

              Total non-interest income...           $2,803      $3,998
                                                     ======      ======



The 30% or $1.2 million decrease in non-interest income for the three month period ended September 30, 1997 as compared to the three month period ended September 30, 1996 was due to the $1.9 million 1996 gain on branch sale offset by a $339,000 increase in loan servicing income and $229,000 interest income on the shareholder note receivable from the Company's President as previously discussed.

The increase in gain on loan sales was attributable to increases in Ex-Im medium term loan originations as the Company's international marketing efforts and contractual marketing representative referrals were converted to loan closings and sold.

Gains on the sale of USDA loans were limited in the quarter ended September 30, 1997 as the USDA experienced a funding shortfall for the guarantee of Business and Industry loans in September 1997, the last month of its fiscal year. Such shortfalls are not unusual in the last month of an agency's fiscal year. The Company routinely manages around such shortfalls by timing the closing of loans for the subsequent quarter.

The gain on the unguaranteed portions of SBA and USDA loans for the quarter ended September 30, 1996 reflects the bulk sale of a $20 million loan portfolio to provide funding for the September 1996 branch sale.

The 90% or $339,000 increase in loan servicing income corresponds to the 63% or $133 million increase in the average balance of commercial loans serviced for others to $343 million for the quarter ended September 30, 1997.



                                                             Three Months Ended
Loan Servicing Income and Fees                          ----------------------------
------------------------------                                  September 30,
                                                        ----------------------------
                                                            1997                1996
                                                            ----                ----
Loan Servicing Income:                                       (dollars in thousands)
  SBA guaranteed loans......................                $330                $231
  USDA guaranteed loans.....................                  67                  42
  Ex-Im working capital loans...............                  46                  12
  Ex-Im medium term loans...................                  62                  15
  Inventory buyer credit....................                   2                   -
  Other commercial loans....................                  28                  16
  Residential and consumer loans............                  15                  15
                                                              --                  --

              Total loan servicing income...                 550                 331

Other loan fees.............................                 166                  46
                                                             ---                  --

     Total loan servicing income and fees...                $716                $377
                                                            ====                ====


The increases in loan servicing income reflect the growth of the respective portfolios. Loan servicing income as percentage of loans serviced for others was 62 basis points and

56 basis points, on an annualized basis, for the quarters ended September 30, 1997 and 1996, respectively. The $120,000 increase in other loan fees is due primarily to an increase in letter of credit fees.


Non-Interest Expense.

                                                              For the Three Months Ended
                                                              --------------------------
                                                                   September 30,
                                                                   -------------
                Non-Interest Expenses:                            1997       1996
                                                                  ----       ----
                                                             (dollars in thousands)
                Salaries and benefits...................        $2,442     $1,321
                Occupancy expense.......................           239        208
                Office expenses.........................           235        181
                Marketing expenses......................           200        195
                Furniture and equipment.................           182        121
                Outside services........................            68         25
                Loan collection, net....................            11         39
                Other...................................            95         68
                                                                    --         --
                          Total non-interest expenses...        $3,472     $2,158
                                                                ======     ======

The 61% or $1.3 million increase in non-interest expense for the three month period ended September 30, 1997 as compared to the same period ended September 30, 1996 reflects the increase in full time employees and related costs as well as a shift to more professionals. Also included in salaries and benefits are expenses of $526,000 associated with bonuses paid to the Company's President.

The Company's efficiency ratios, calculated as the ratio of non-interest expense to the sum of net interest income and non-interest income, excluding the 1996 gain on branch sale, were 71% and 53% for the quarters ended September 30, 1997 and 1996, respectively.

Income Taxes. The Company's effective tax rates remained constant at 42% for the quarters ended September 30, 1997 and 1996.


Discussion of Changes in Financial Condition from December 31, 1996 to September 30, 1997

General. Total assets increased 24% or $39 million from $161.6 million at December 31, 1996 to $200.7 million at September 30, 1997, due to the completion of a public stock offering in September 1997 whereby 1.7 million common shares were issued, resulting in net proceeds of $20.9 million to the Company. Approximately $10 million of such proceeds were downstreamed to the Bank, with the remainder being invested by First International Bancorp, Inc. Deposits also provided additional funding, increasing $15.7 million or 11%. On a consolidated basis, this funding was utilized to increase loans $19.6 million or 18% and the investment portfolio by $11.8 million.

Investment Securities. Investment securities portfolios totaled $27.7 million at September 30, 1997 representing an increase of $11.8 million from the December 31, 1996 balance of $15.9 million. The increase was comprised principally of short-term investments in a money market mutual fund and variable rate preferred stocks carrying a rating of A or better, pending deployment into loans and other longer term strategic investments. The $598,000 increase in the investment in Federal Home Loan Bank of Boston common stock was made to support short-term borrowings undertaken from time to time over the nine month period.

Loans.  The loan portfolio and serviced portfolio were as follow:


Loan Portfolio                                                September 30, 1997      December 31,  1996
--------------                                                ------------------      ------------------
                                                                         (dollars in thousands)
SBA loans .........................................                  $43,985                 $31,692
USDA loans.........................................                    6,449                   3,211
Ex-Im working capital loans........................                    2,414                   3,419
Ex-Im medium term loans............................                    4,783                   2,067
Inventory buyer credit.............................                       20                       -
Other commercial loans.............................                   46,231                  33,713
Owner occupied commercial mortgage.................                   16,255                  18,808
Non-owner occupied commercial mortgage.............                    6,107                   7,620
Residential and other consumer loans...............                    8,571                  14,097
                                                                       -----                  ------
                                    Total loans ...                  134,815                 114,627
Less:
Discount on retained loans.........................                    2,869                   2,241
Net deferred loan origination costs................                    (144)                    (67)
Reserve for loan losses............................                    3,000                   3,000
                                                                       -----                   -----

                                      Loans, net...                 $129,090                $109,453
                                                                    ========                ========
Loans Serviced for Others
-------------------------
Guaranteed Loans
  SBA..............................................                 $180,379                $145,620
  USDA.............................................                   41,685                  26,901
  Ex-Im working capital............................                   11,417                  10,472
  Ex-Im medium term................................                   48,928                  16,198
  Inventory buyer credit...........................                      980                       -
  FHLMC............................................                   17,285                  17,731
                                                                      ------                  ------
                                                                     300,674                 216,921
Unguaranteed Portions and Unguaranteed Loans
  SBA..............................................                   32,574                  28,814
  USDA.............................................                    3,944                   3,191
  Other commercial.................................                   17,470                  12,896
  Home equity lines................................                    3,958                   3,982
                                                                       -----                   -----
                                                                      57,946                  48,883
                                                                      ------                  ------
                 Total loans serviced for others...                 $358,620                $265,805
                                                                    ========                ========

                    Total loans under management...                 $493,435                $380,432
                                                                    ========                ========

                                                         For the Three Months Ended       For the Nine Months Ended
                                                             September 30, 1997               September 30, 1997
                                                      ---------------------------------  ----------------------------
                                                          Principal                        Principal
                                                           Balance        Percentage        Balance       Percentage
                                                           -------        ----------        -------       ----------
Loan Originations by Department

Domestic:
         SBA loans.................................       $22,031              33%           $69,333          36%
         USDA loans................................         1,650               3%            19,329          10%
         Other commercial loans....................        19,062              29%            40,662          21%
                                                           ------              ---            ------          ---
                  Total domestic banking...........        42,743              65%           129,324          67%
                                                           ------              ---           -------          ---

International:
         Ex-Im working capital lines...............        11,462              17%            22,087          12%
         Ex-Im medium term loans...................        12,086              18%            39,383          21%
                                                           ------              ---            ------          ---
                  Total international banking......        23,548              35%            61,470          33%
                                                           ------              ---            ------          ---

                  Total commercial loans ..........       $66,291             100%          $190,794         100%
                                                          =======             ====          ========         ====

Allowance for Loan Losses. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At September 30, 1996, the Allowance totaled $2.5 million. During the quarter ended September 30, 1996, the Allowance was increased to include a specific allocation for certain non-owner occupied commercial mortgages (a line of business that the Company abandoned in 1991). This increase raised the ratio of the Allowance to Total Loans from 1.6% at June 30, 1996, to 2.2% at September 30, 1996.

The Allowance was subsequently increased to $3 million at December 31, 1996, to reflect a general allocation to the commercial loan portfolios due to increases in the outstanding loan balances. This increase raised the ratio of the Allowance to Total Loans to 2.6%.

The Allowance remained at $3 million at September 30, 1997. The ratio of the Allowance to Total Loans is at 2.2%, a level which management has determined to be appropriate given the historic loss experience from its core lines of business. For the period January 1, 1994 through September 30, 1997, annualized net charge-offs from the core business of SBA/USDA/Ex-Im/Other Commercial loans has ranged from 17 basis points to 72 basis points of gross loans.

The provision for loan losses decreased from $2.1 million for the nine month period ended September 30, 1996 to $1.1 million for the same period ended September 30, 1997 and from $1.5 million for the quarter ended September 30, 1996 to $157,000 for the quarter ended September 30, 1997 due to the significant provisions required in the third quarter 1996 on the non-owner occupied commercial mortgages as discussed above.

                   Activity in the Allowance for Loan Losses

                                           For the Nine Months Ended
                                           -------------------------                  For the Year Ended
                                   September 30, 1997      September 30, 1996          December 31, 1996
                                   ------------------      ------------------          -----------------
                                                         (dollars in thousands)

Balance of allowance for loan
losses at the beginning of the
period...............................          $3,000                  $2,000                     $2,000

  Non-owner occupied
  commercial mortgage................             805                   1,252                      1,730
  SBA................................             130                     247                        478
  USDA...............................               -                       -                          -
  Commercial.........................             129                      60                        168
  Private............................               1                       -                         27
  Ex-Im working capital..............               -                       -                          -
  Ex-Im medium term..................               -                       -                          -
  Construction.......................               -                       -                          -
  Residential and other
  consumer...........................             131                      43                        124
                                                  ---                      --                        ---
           Total charge-offs.........           1,196                   1,602                      2,527
Recoveries:
  Non-owner occupied
  commercial mortgage................               -                      13                         13
  Commercial.........................              69                      15                         16
  Private............................               -                      10                         10
  Residential and other consumer.....              11                       -                          1
                                                   --                       -                          -
            Total recoveries.........              80                      38                         40
                                                   --                      --                         --
Provision for loan losses............           1,116                   2,064                      3,487
                                                -----                   -----                      -----
Balance of allowance for loan
losses at end of period..............          $3,000                  $2,500                     $3,000
                                               ======                  ======                     ======

                 Total loans.........        $134,815                $110,285                   $114,627
                                             ========                ========                   ========

    Allowance to total loans.........            2.2%                    2.2%                       2.6%
                                                 ====                    ====                       ====

The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis, and therefore allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any category. The unallocated portion of the allowance represents an amount that is not specifically allocable to one of the loan portfolios. (All of the loans included in the Company's portfolio are to domestic companies. Any loans to foreign entities are U.S. dollar denominated, 100% Ex-Im Bank guaranteed and sold at origination.)


                                                   September 30,       December 31,
                                                   -------------       ------------
                                                            1997               1996
                                                            ----               ----
                                                          (dollars in thousands)
             Allocation of the Allowance
             by Category of Loans:
             Unguaranteed Portions of:
                SBA and USDA......................         $1,011              $491
                Ex-Im working capital loans.......            106                44

             Commercial mortgage..................            208               271
             Other commercial.....................            627               475
             Non-owner occupied commercial
             mortgage.............................            702             1,061
             Residential and other consumer.......            123               113
             Unallocated..........................            223               545
                                                              ---               ---
                     Total Allowance for Loan
                                    Losses........         $3,000            $3,000
                                                           ======            ======

             Percent of Loans in Each
             Category to Total Loans:
             Unguaranteed Portions of:
                 SBA and USDA.....................            37%                30%
                 Ex-Im working capital............             2                  5

             Ex-Im medium term....................             4                  2
             Commercial mortgage..................            12                 16
             Other commercial.....................            34                 29
             Non-owner occupied
             commercial mortgage..................             5                  6
             Residential and other consumer.......             6                 12
                                                               -                 --
                                     Total........           100%               100%
                                                           ======            ======


The following table sets forth information regarding the Company's non-performing loans at the dates indicated:


                                                         September 30, 1997        December 31, 1996
                                                         ------------------        -----------------
                                                                    (dollars in thousands)
      Commercial:
      Unguaranteed Portions:
      SBA and USDA *....................................         $1,142                     $188
      Ex-Im working capital.............................              -                        -

      Commercial mortgage...............................             40                        -
      Other commercial..................................            143                      132
      Non-owner occupied commercial mortgage............          1,002                    1,853
      Consumer..........................................            317                       79
                                                                    ---                       --
      Total non-performing loans........................         $2,644                   $2,252
                                                                 ======                   ======

      Total non-performing loans to total loans.........           1.96%                    1.96%
                                                                 =======                  =======

      Total non-performing loans to total assets........           1.32%                    1.39%
                                                                 =======                  =======

      Allowance to total non-performing loans...........            114%                     133%
                                                                 =======                  =======


* Excludes the Company's only guaranteed USDA loan not sold of $345,000 which is fully guaranteed as to the collection of principal and interest.

Stockholders' Equity. Stockholders' equity increased from $14.2 million at December 31, 1996 to $37.6 million at September 30, 1997 due to the completion of the stock offering resulting in net proceeds to the Company of $20.9 million and the retention of earnings. The Company has paid quarterly dividends of $.03 per share during the period. As explained above, in conjunction with the completion of the stock offering, the Company reduced the interest rate on the stockholder note receivable to 0% and therefore, discounted the note $91,000 to $863,000 to reflect a market rate of interest.

Liquidity and Capital Resources

The Company's primary sources of liquidity and funding are its diverse deposit base and loan sales and participations. Secondary sources of liquidity include Federal Home Loan Bank Advances and the sale of investments. As an FDIC-insured institution, the Bank has access to traditional business and consumer depository products, including checking, savings and time deposit accounts.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels as well as estimated liquidity needs from maturing and disintermediating deposits, approved extensions of credit and unadvanced commitments to existing borrowers, in determining the level and maturity of deposits necessary to support operations. Historically the Company has increased the level of deposits to support its planned loan growth. Marketing efforts are generally focused on externally indexed "core accounts" of checking and savings deposits, which have proven to be generally less interest rate sensitive than time deposits. In addition to its primary solicitation efforts, the Company may seek to target time deposit campaigns to the general public in conjunction with anticipated liquidity needs in order to better allow an appropriate matching of its funding sources to its funding needs.

As of September 30, 1997 the Company had outstanding commitments to fund loans and lines of credit of $42.6 million and had issued letters of credit totaling $14.1 million.

The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies and maintains a "well-capitalized" status, with a total capital to risk-weighted assets of 16.8% and a Tier 1 capital to assets or leverage ratio of 14.3% at September 30, 1997.

Year 2000 Compliance

As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95 is stored on system and represents the year
1995). As a result, the year 1999 (i.e., '99) could be the maximum date value these systems will be able to accurately process. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

                  The Registrant is not involved in any legal proceedings except for routine litigation incidental to the business of banking, none of which is expected to have a material adverse effect on the Registrant's financial position, results of operations or cash flows.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security-Holders

                  Not applicable.

Item 5.           Other Information

                  Use of Proceeds

                  The Company contributed approximately 40% of the net proceeds of its underwritten public offering, completed in September 1997, to the Bank to be used for its general purposes, such as the origination of loans. The remainder of the net proceeds remain invested in interest-bearing securities.

                  Other

                  On October 14, 1997, the Company was notified by the Underwriters of the Company's public offering that the Underwriters were exercising their option to purchase an additional 255,000 shares of Company common stock pursuant to the Underwriting Agreement. On October 17, 1997, the Company completed the sale of 255,000 additional shares and received $3,200,000 in net proceeds in connection therewith.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits required by Item 601 of Regulation S-K.

                  11.1   Computation of Per Share Earnings
                  27     Financial Data Schedule


                  (b) Reports on Form 8-K.

                  The Registrant did not file any Reports on Form 8-K during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First International Bancorp, Inc.
                                   ---------------------------------

                                   (Registrant)


Date:  November 13 , 1997                  By:      /S/ BRETT N. SILVERS
       ------------------                           ---------------------
                                                    Brett N. Silvers
                                                    Its President

Date:  November 13 , 1997                  By:      /S/ LESLIE A. GALBRAITH
       ------------------                           ------------------------
                                                    Leslie A. Galbraith
                                                    Its Treasurer and Secretary
                                                          and Chief Financial
                                                                 Officer

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

11.1              Computation of Per Share Earnings

27                Financial Data Schedule