Form 10-K
period 1997-12-31
FIRST INTERNATIONAL BANCORP INC
filed 1998-03-31
CIK 1040339

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                 ____________

                  For the fiscal year ended December 31, 1997
                          Commission file no. 0-22861
                                 ____________

                       FIRST INTERNATIONAL BANCORP, INC.
            (Exact name of registrant as specified in its charter)

     Delaware                                                    06-1151731
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

One Commercial Plaza
Hartford, CT                                                        06103
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (860) 727-0700
                                 ____________

          Securities Registered Pursuant to Section 12(b) of the Act:

                             (Title of each class)
                    Common Stock, par value $.10 per share

       Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of March 5, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock as reported by the Nasdaq Stock Market of $15.375, was approximately $52,828,838.

As of March 5, 1998, the Registrant had 7,876,208 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Part II, items 5, 6, 7, 7A and 8 are incorporated by reference to First International Bancorp's, Inc. 1997 Annual Report to Shareholders which is included as an exhibit hereto.

Part III, items 10, 11, 12 and 13 are incorporated by reference to First International Bancorp, Inc.'s definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1997.

________________________________________________________________________________

                               TABLE OF CONTENTS

            PART 1                                                 Page No.
ITEM 1.     BUSINESS                                                  1

ITEM 2.     PROPERTIES                                                24

ITEM 3.     LEGAL PROCEEDINGS                                         24

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                   24

            PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS                               25

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA                      25

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS             25

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES                  25
            ABOUT MARKET RISK

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               25

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                    25

            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        25

ITEM 11.    EXECUTIVE COMPENSATION                                    25

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                            25

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            25

            PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
            REPORTS ON FORM 8-K                                       26

                                    PART 1

ITEM 1:  BUSINESS


GENERAL

Overview

First International Bancorp, Inc., a Delaware corporation, is a one bank holding company incorporated in 1985 and regulated by the Board of Governors of the Federal Reserve System. Its principal asset and subsidiary is First National Bank of New England, a national banking association established in 1955 and regulated by the Office of the Comptroller of the Currency (the "OCC").

The Company specializes in providing credit, trade and depository services to small and medium size manufacturing companies located in the United States and in international emerging markets. The Company serves its target market by offering flexible and attractive terms to borrowers and manages its credit risk through the combined utilization of commercial loan guarantee programs made available by three U.S. federal agencies: the U.S. Small Business Administration (the "SBA"), the U.S. Department of Agriculture (the "USDA"), and the Export-Import Bank of the U.S. ("Ex-Im Bank").

For the federal fiscal year ending September 30, 1997, the Company was the country's fourteenth largest SBA 7(a) lender, and the largest SBA lender in New England, measured by dollar volume; the country's largest USDA Business and Industry lender measured by dollar volume; and the country's largest Ex-Im Bank lender measured by number of transactions. The Company maintains preferred status with the federal agencies for several jurisdictions and programs. In recognition of the Company's efforts in promoting small business exports and its high volume of loan originations, the Company received Ex-Im Bank's annual "Small Business Bank of the Year Award" in May 1997.

Loan Originations

Management believes that the specialized market knowledge and experience of the Company's lending officers, combined with a broad range of commercial and international financing products, enable the Company to satisfy the needs of its small and medium size manufacturing clients. Brand recognition for the Company is maintained by incorporating the servicemark Financing Manufacturers Worldwide(R) in its logos. The Company's domestic and international lending relationships generally range from $150,000 to $2.5 million.

The Company's Commercial business units underwrite lines of credit, term loans, industrial mortgages and trade financing for businesses located primarily in the Northeast and Midatlantic regions of the United States. Commercial lenders operate from the Company's Hartford,

Connecticut headquarters, as well as from regional representative offices located in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Pittsburgh and Philadelphia, Pennsylvania; Rochester, New York and Washington D.C. The Company is considering the opening of additional offices in the Midwest U.S. in 1998. The Company's domestic loan officers are trained to understand the specific financial needs of small and medium size manufacturers, and to use government guaranteed and other commercial loan products to respond to those needs. Domestic loan officers participate in industrial trade organizations representing the Company's target market and conduct other marketing activities to reach potential borrowers.

The Company's International business units underwrite Ex-Im Bank guaranteed and insured loans to small and medium size manufacturers located throughout the United States and in eleven international emerging markets. In 1998, the Company's International business units also began offering loans to U.S. importers of foreign-made goods. See "International Banking Services and Products." International lending activities support trade flows between the United States and emerging markets which have grown at a rate of 12% annually since 1990. The Company's International business units operate from its Hartford, Connecticut headquarters and are assisted in their efforts by contractual international marketing representatives, or "master agents", who are actively involved in providing financial, accounting, consulting and/or engineering services to manufacturers in their home countries. Contractual marketing arrangements have been established with professionals in Argentina, Brazil, Central America, India, Indonesia, Korea, Mexico, Philippines, Poland, South Africa and Turkey. The Company began lending internationally in 1994 and has increased its medium term loan originations from $397,000 in 1994 to $1.8 million in 1995, $13.6 million in 1996 and $60.9 million in 1997.

Underwriting

The Company's underwriting activities are initiated from each of its lending offices and supported and approved at the Hartford, Connecticut headquarters. Commercial lending officers analyze the creditworthiness of proposed borrowers and evaluate each borrower's financial statements, credit reports, business plans and other data to determine if the credit and proposed collateral satisfy the Company's specific lending standards and policies. All credit memoranda are reviewed by an independent credit officer and may require additional approval depending on the particular circumstances of the financing package. Domestic and international loans undergo a substantially identical approval process.

Loan Sales

The Company seeks to achieve high returns while meeting the growing credit needs of its target market by selling a portion of its commercial and international loans on a non-recourse, servicing-retained basis. A separate Capital Markets business unit was established in 1996 to sell loans, including commercial and international loans without federal guarantees. The Capital Markets business unit directs its resources toward identifying non-government guaranteed secondary loan markets as a further means of mitigating credit risk, leveraging capital and replenishing liquidity. As of December 31, 1997, $87.7 million, or 20%, of the loan portfolio serviced for investors did not have government guarantees or credit enhancements compared to $48.9 million, or 18%, of such servicing portfolio as of December 31, 1996.

Funding Sources

The Company's lending and investing activities are funded primarily by interest-bearing deposits from commercial borrowers, their principals and other private banking clients. The Private Banking business units provide stable, low-cost funding to the Company by managing the deposit base while offering a full array of financial products to serve the personal needs of, and facilitate relationships with, the Company's client base. Private bankers continually seek to expand the Company's deposit base by soliciting deposits from individuals who seek highly personalized service and to strengthen existing deposit relationships by offering new financial products and services to both existing and prospective clients. In addition to deposits, alternative funding sources are being developed to support the Company's business strategy.


BUSINESS STRATEGY

The Company's strategy is to serve small and medium size manufacturers through the following key activities:

Domestic Loan Origination Activities. Commercial business units currently operate from the Hartford, Connecticut headquarters, as well as from eight regional loan production or "representative" offices located in Boston and Springfield, Massachusetts; Providence, Rhode Island; Pittsburgh and Philadelphia, Pennsylvania; Morristown, New Jersey; Rochester, New York and the Washington D.C. area. The Company intends to continue to expand in its established geographic markets by adding additional staff during the next two years. In addition, the Company will continue to enter new markets by opening representative offices as marketing diligence is completed, most likely in the Midwest U.S.

Financing Trade with International Emerging Markets. The International business units operating from the Hartford, Connecticut headquarters are assisted in their efforts abroad by its contractual relationships with international master agents in Argentina, Brazil, Central America, India, Indonesia, Korea, Mexico, Philippines, Poland, South Africa and Turkey. The master agents are actively involved in providing professional financial services to small and medium size manufacturers in their home countries. The Company also provides working capital to U.S. manufacturers who export to, and in 1998 the Company began financing U.S. imports from, international emerging markets.

Loan Sales Activities. The Capital Markets business unit was established in July 1996 to sell the non-recourse, servicing-retained portions of government guaranteed and non-government guaranteed loans. Sales of the unguaranteed portions of SBA and USDA loans and unguaranteed commercial loans have increased as the Capital Markets business unit has developed a network of purchasers. The Company plans to continue developing this network of purchasers as loan origination activities increase and secondary markets, evolve for all categories of loans.


LENDING ACTIVITIES AND POLICIES

The Company's distribution of domestic and international commercial loan originations are detailed below:

                                                                            FOR THE YEARS ENDED
                                                      -----------------------------------------------------------------------
                                                            DECEMBER 31, 1997                       DECEMBER 31, 1996
                                                      -------------------------------       ---------------------------------
LOAN ORIGINATIONS BY DEPARTMENT                           PRINCIPAL      PERCENTAGE            PRINCIPAL         PERCENTAGE
                                                      ---------------  --------------       ---------------    --------------
                                                                                      (Dollars in thousands)
Domestic:
 SBA loans.......................................           $100,382               33%           85,303                50%
 USDA loans......................................             30,404               10%           12,700                 7%
 Other commercial loans..........................             84,975               28%           37,824                22%
                                                      --------------     ------------       -----------        ----------
   Total domestic banking........................            215,761               71%          135,827                79%


International:
 Ex-Im working capital lines.....................             30,347               10%           23,300                13%
 Ex-Im medium term loans.........................             59,852               19%           13,617                 8%
 Inventory buyer credit..........................              1,000                -                 -                 -
                                                      --------------     ------------       -----------        ----------

  Total international banking....................             91,199               29%           36,917                21%
                                                      --------------     ------------       -----------        ----------

  Total commercial loan originations.............           $306,960           100.00%         $172,744            100.00%
                                                      ==============     ============       ===========        ==========


MARKETING

Domestic Banking

The Company originates domestic loans through its network of 31 commercial loan officers in nine offices who seek to establish long-term relationships with their clients. The Company believes it is uniquely positioned to serve its domestic market through an ability to provide clients with a flexible combination of lines of credit, term loans and mortgages for industrial property and trade financing. The Company generally utilizes the SBA, USDA and/or Ex-Im Bank loan guarantee and insurance programs as a part of a financing package in light of an applicant's particular situation. The Company's participation in three government guaranteed loan programs enables it to provide clients with longer loan terms than are typically available to small and medium size manufacturers.

Commercial loan officers are responsible for marketing, underwriting, servicing, monitoring and collecting their portfolio of loans. The Company believes that this broad range of responsibilities enables the commercial loan officers to establish strong working relationships with both existing and prospective clients and promotes strong client service and prudent loan portfolio management. Commercial loan officers are encouraged to keep apprised of market conditions through frequent contact with clients and potential borrowers, to develop specific knowledge of their clients' businesses, and to offer flexible structuring of loan products. In consultation with the borrower, a commercial loan officer will evaluate the financing needs of the business and then recommend the best way to structure the lending transaction to fit the client's unique needs.

The marketing efforts by commercial loan officers include participation in trade associations serving the needs of small and medium size manufacturers; contacting accountants, attorneys and other professionals known by the Company to have contact with businesses in need of financing; personal visits; direct mail solicitations; and referrals from existing clients. Since the target client of both domestic and international loan officers is often the same, there is an active cross-selling effort between these two functions.

International Banking

The Company has four international loan officers who target U.S. exporters eligible for trade financing programs, including those supported by Ex-Im Bank. These loan officers market pre-export working capital lines of credit. As with the domestic banking relationships, the Trade Finance business unit is responsible for marketing, underwriting, servicing, monitoring and collecting its portfolio of loans. If a borrower has both domestic and international banking loan facilities, the relationship is evaluated and monitored on an aggregate basis and each loan officer is responsible for his loan and further responsible for close coordination with his lending counterpart to ensure proper maintenance of the entire relationship.

Internationally, the Company has established contractual marketing relationships with professional firms in eleven emerging markets who, in the course of conducting their primary business, have frequent contact with local manufacturers who require financing to purchase U.S. goods. Prior to entering into relationships with these "Master Agents," the Company conducts due diligence, including visiting the prospective representative and conducting local diligence concerning their business reputation and legal status. The Company also requires that each Master Agent be trained on the Company's products and services at the Hartford, Connecticut headquarters. Each Master Agent markets, on behalf of the Company, medium terms loans guaranteed by Ex-Im Bank in its respective foreign market. Once the Master Agent develops a lead with a potential borrower, it directs the prospect to a U.S.-based loan officer who completes the application process. The Master Agent receives a negotiated fee when a loan referral made to the Company has been underwritten and closed. The Master Agent assists the loan officer in obtaining certain information from the applicant and in responding to inquiries of the applicant, but does not have any direct underwriting responsibilities. All decisions with respect to referrals of Master Agents are made by the Company, which retains full control over international loan originations.

Although the Company has contractual marketing relationships with firms in eleven markets, 90% of the $60.8 in million medium term loan originations during 1997 were loans to borrowers in Brazil, Turkey and Mexico. This concentration of originations reflects the length of time which the Company has been marketing in these countries. Loan origination activity does not begin until some months after the date a Master Agent is established, the Company's in-country representatives are trained, marketing plans have been developed and initial calling efforts are undertaken.

Marketing efforts include visits to and direct mail solicitation of, U.S.-based exporters of capital goods, direct mail solicitation of foreign-based manufacturers and industrial trade organizations and in-country marketing by the Company's network of Master Agents.


DOMESTIC BANKING SERVICES AND PRODUCTS

Loan Products and the Origination Process

The commercial loans originated by the Company include industrial mortgage loans (i.e., loans to businesses collateralized by industrial real property), equipment term loans and revolving lines of credit to manufacturers, wholesalers and distributors, many of which are exporters. The typical commercial borrower is a privately owned and operated company with annual sales of $2 million to $25 million, employing 10-175 workers, which has been in business for at least three years. A number of the Company's borrowers have a proprietary product line, export their products and/or have a geographically diverse client base. The Company is typically the borrower's primary lender and provides loans which are collateralized by assets of the borrower. The Company's Private Banking business units also provide a variety of business and personal financial services to borrowers and their principals. The Company believes it has a competitive advantage in the marketplace because it is able to provide a wide range of lending options, deposit accounts and related services.

The Company originates loans to a variety of industries; however, based upon its loss experience and economic forecasts, the Company may decide to de-emphasize industries from time to time.

The interest rates accruing on the Company's commercial loans are typically Prime-based, changing monthly or quarterly when the Prime Rate changes. The Company also makes fixed rate loans from time to time. The Company originates certain loans for sale through loan purchase programs pre-established with investors. The term of a loan depends upon whether the loan is guaranteed or is underwritten for a loan purchase program. Government guarantee programs give clients access to longer term financing and slower amortization than otherwise available. A government guaranteed mortgage loan has a maximum term and amortization of up to 30 years, while the term and amortization of an unguaranteed mortgage loan typically does not exceed 15 years. Equipment loans are underwritten to correspond to the useful life of the equipment and generally range from 5-15 years. SBA guaranteed working capital term loans range from 7-10 years, while unguaranteed working capital revolving lines of credit have one-year terms. Medium term loans are generally fully amortizing.

The primary collateral sought by the Company for commercial loans consists of liens which are generally first liens, on owner-occupied industrial real estate, equipment, inventory and/or accounts receivable, although additional collateral may include junior liens on residential properties. The Company generally requests the personal guarantee of the principals of a business because the Company believes this induces the guarantor to facilitate repayment of the loan.

In striving to meet the credit needs of its clients, the Company utilizes government guarantee loan programs which allow it to offer longer-term loans while mitigating the credit risk to the Company through the government guarantee. The two government guarantee loan programs utilized by the Company's Commercial business units to provide financing to its niche market are discussed below.

SBA Guaranteed Loan Originations

The Company utilizes the SBA's 7(a) loan program for eligible borrowers. Eight of the Company's nine offices have Preferred Lender status. Preferred Lender status allows the Bank to approve loans on behalf of the SBA, with the national SBA processing center's concurrence that the applicant meets the SBA eligibility requirements. The SBA generally completes its eligibility review within 24 hours of submission. Eight of the Company's offices also have Certified Lender status. Certified Lender status entitles the Bank to 72-hour turnaround from local SBA district offices for approval of loan applications.

The SBA's 7(a) loan program provides for a guarantee equal to 75% of the principal balance, up to a maximum guarantee of $750,000 per borrower.

The Company makes SBA loans to businesses which qualify under agency regulations as a "small business." The primary operative SBA eligibility criterion privately-owned manufacturers employing fewer than 500 workers. Loans may generally be used for the acquisition or refinancing of plant and equipment, working capital and debt consolidation.

In the event of default, the SBA and Company share in any collections or collateral on a pari passu basis. For example, if a loan carries a 75% guarantee, the SBA receives 75% of all collections while the Company receives 25% of such amounts, beginning with the initial recovery. The SBA also reimburses the Company's collection costs on a similar basis.

If the SBA establishes that any resulting loss is attributable to a failure by the Company to comply with SBA policies and procedures in connection with the origination, documentation or funding of a loan, the SBA may decline to pay the guaranteed amount, or if the guaranty has already been paid, may seek recovery of funds from the Company. With respect to guaranteed SBA loan participations which have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to such failure to comply with SBA policies and procedures.

USDA Guaranteed Loan Originations

The Company utilizes the Business and Industry Program ("B&I Program") of the USDA when applicable based on an applicant's geographical location and other characteristics. The B&I Program provides for 80% guarantees on loans with principal balances up to $5 million and 70% guarantees on loans with principal balances up to $10 million and, therefore, enables the Company to provide financing to borrowers with greater needs than those eligible for SBA loans and non-guaranteed commercial loans from the Company, due to legal lending limit constraints. The stated purpose of this program is to support industry, employment and general economic and environmental conditions in rural communities, which are defined as towns with fewer than 50,000 inhabitants. Such loans may be utilized for acquisition, improvement or refinancing of plant, equipment, working capital and debt consolidation.

Loans to be guaranteed under the B&I Program are submitted to the USDA district office and, depending on that office's loan authority, may be required to be forwarded to the national USDA for approval. The USDA approved the Company as a Certified Lender in six states in 1997, making it one of the first USDA Certified Lenders nationally. As a Certified Lender, the Company is recognized as a "Subject Matter Expert" and is able to reserve funds, which facilitates the processing of USDA loans.

The guarantee of the USDA also provides for pari passu recovery of collection proceeds, and for recourse to the Company similar to that discussed above for SBA loans in the event the Company is found to have been negligent in the origination, documentation or funding of USDA loans.


DOMESTIC UNDERWRITING

For the Company's domestic underwriting process, the Company's staff seeks to:
(i) analyze borrowers' credit profiles; (ii) assess the collateral underlying a loan; (iii) assure compliance with eligibility requirements for inclusion under the guarantee programs; and (iv) obtain or provide documentation.

Commercial lending officers receive and assemble initial applications, analyze the creditworthiness of proposed borrowers, prepare credit memoranda, and aided by staff prepare any required government guarantee loan application forms and conduct credit and trade reference checks. In the course of analyzing the creditworthiness of prospective borrowers, commercial lending officers evaluate each applicant's and any guarantors' financial statements, credit reports, appraisals and other information regarding the value of collateral the experience, strength and continuity of the borrower's management business plans and other data to determine if the credit and collateral satisfy the Company's standards and compliance with any applicable government guaranteed loan program requirements. Such standards may include debt service coverage ratios, or other financial ratios, reasonableness of the borrower's projections (when submitted), the experience, strength and continuity of the borrower's management, the financial condition of individual guarantors, the value of collateral, and compliance with government guarantee loan program requirements. An originating officer and, generally, another senior officer perform on-site inspections to determine the condition of a borrower's facility, the manner in which business is being conducted, the condition and maintenance of assets, the existence of environmental issues, and other market conditions.

Originating lending officers have no authority to approve a loan on their own. Subject to compliance with credit policies and program parameters, the business manager of each commercial business unit has limited lending authority in accordance with his experience, and loans above his lending authority must be approved by the Chief Operating Officer ("COO") and the Loan Committee of the Bank's Board of Directors. All loans to a borrower and its affiliates are aggregated to determine whether they are within a loan officer's lending authority.

Upon initial approval by a business manager, the credit memorandum must be approved by the Credit Policy Officer, who reports to the Chief Credit Officer. The Credit Policy Officer reviews the memorandum and supporting file for compliance with internal Company policy as well as applicable government guarantee requirements. If additional approvals are required, the credit memorandum is forwarded to the appropriate parties as noted above. If the financing package includes a government guaranteed loan, the application is forwarded to the applicable government agency.

The Company performs a credit analysis on all applications, considering the type and value of the assets collateralizing a loan, the characteristics of the borrower, the borrower's industry, and the anticipated debt service ratio. The Company generally requires that a borrower's most recently completed fiscal year financial statements demonstrate historical debt service coverage ratio of at least 1.25 to 1. If requested funding is for plant or line of business expansions, consideration may also be given to projected results and, therefore, certain loans may be granted when historical debt service coverage is less than
1.25 to 1.

Real property taken as primary collateral for a loan is valued by an independent appraiser in accordance with federal banking regulations, and the appraisal is then subject to an internal review in accordance with such regulations. Equipment serving as primary collateral for a loan is generally valued by an independent equipment appraiser. The Company will generally obtain a Phase I environmental report completed in accordance with the standards of the American Society for Testing and Materials on any commercial real property to be mortgaged. Additional environmental reporting and remediation are required prior to closing if environmental issues either exist or are suspected.


INTERNATIONAL BANKING SERVICES AND PRODUCTS

The Company's International Banking business units offer Ex-Im Bank guaranteed revolving lines of credit to U.S. manufacturers, medium term loans to foreign buyers of U.S. goods, and letters of credit issued in connection with such facilities.

The International banking business units include the following:

          TERRITORY                             EX-IM PRODUCT USED                          DESCRIPTION
          ---------                             ------------------                          -----------
United States (principally              Working capital line of credit;            One year revolving line of
the Northeast and                       90% guaranteed; indexed to U.S.            credit to U.S. manufacturers
Mid-atlantic)                           Prime, variable daily; U.S.                collateralized by export
                                        dollar denomination                        accounts receivable and
                                                                                   inventory

Americas (principally                   Medium term loan; 100% guaranteed          1- to 5-year term loans to
Argentina, Brazil, Central              or insured; indexed to 6-month             foreign purchasers of
America, Mexico) and                    LIBOR, variable semi-annually;             qualified U.S. made inventory
Asia/Africa/Europe                      U.S. dollar denominated                    and equipment
(principally India,
Indonesia, Korea,
Philippines, Poland, South
Africa and Turkey)

Ex-Im Bank is an independent agency of the U.S. whose mission is to facilitate export financing of U.S. goods and services by neutralizing the effect of export credit subsidies from other governments and absorbing credit risks that the private sector will not accept. The Company utilizes the Ex-Im Bank's loan guarantee and insurance programs designed to support small and medium size U.S. exporters. In 1997 the Company received Ex-Im Bank's annual "Small Business Bank of the Year" award.

International Banking - United States
Working Capital Loan Products and the Origination Process

The typical U.S. client for the Company's international products is a U.S.-based manufacturer with sales of $2 million to $25 million and export financing needs. The Trade Finance business unit handles these clients, which comprise the same target profile as for the Company's domestic loan officers.

The one-year revolving Ex-Im Bank working capital lines of credit are indexed to WSJ Prime and adjust daily. The primary collateral for these loans includes export-related accounts receivable and inventory. The accounts receivable are generally insured under an Ex-Im Bank insurance policy, private export credit insurance or an acceptable letter of credit. Open accounts receivable may qualify as collateral if approved in advance by the Company and Ex-Im Bank. Borrowers must submit borrowing base certificates to the Company to evidence the availability of acceptable collateral when an advance is requested, and monthly thereafter.

The Company is one of ten lenders in the U.S. with "AA Level Delegated Authority" status with respect to Ex-Im Bank's working capital loan guarantee program and, therefore, has authority to approve working capital lines up to $5 million per borrower, up to an aggregate portfolio of $75 million without prior Ex-Im Bank approval.

In the event of a loan default, the Company and Ex-Im Bank share in all loan recovery proceeds on a pari passu basis in accordance with the 90% guaranteed/10% unguaranteed ratio. The Company also has the responsibility to ensure that loans are underwritten, documented and funded in accordance with Ex-Im Bank polices and procedures in order to avoid loss of the guarantee.

International Banking  - Emerging Markets
Short and Medium Term Loan Products and Origination Process

Emerging market-based clients of the Company's Americas and Asia/Africa/Europe business units are typically small and medium size manufacturers requiring financing to purchase equipment, components and raw materials from the U.S.

Medium term loans are 100% Ex-Im Bank guaranteed or insured, typically 3-5 years in term, and finance the acquisition of qualified U.S.-made capital goods. Ex-Im Bank program allows the financing of up to the lower of 85% of purchase price or 100% of U.S. content. Certain other U.S. content and product requirements must also be met. The loans range in size from $150,000 to $10 million and are U.S. dollar-denominated. Although the purchase of the equipment is being financed, the loans are unsecured; the Company relies on the borrower's cash flow and the 100% Ex-Im Bank guarantee or insurance.

International lending officers are responsible for marketing, underwriting, servicing, monitoring and collecting their portfolios of loans. Because the loans are medium term and fully amortizing with semi-annual payments, there is less post-closing analysis required for performing loans than for other types of loans made by the Company.

In the event of default, Ex-Im Bank handles the liquidation of medium term loans and pays the Company 100% of the principal balance, plus accrued interest. See "Delinquency and Collection Activities."


INTERNATIONAL BANKING UNDERWRITING

International lending officers receive and assemble initial applications, analyze the creditworthiness of proposed borrowers, prepare memoranda, and aided by staff prepare the required Ex-Im Bank loan application forms and conduct credit and trade reference checks. For medium term loans, in-country Master Agents, where applicable, aid in the transaction by obtaining required financial or operational data from borrowers and generally assist in the loan origination and closing process.

The Company's international lending officers will often visit the prospective U.S. borrower's place of business and perform on-site inspections. The Company will generally instruct its in-country Master Agents to make such inspections of foreign borrowers. Although inventory serves as collateral for working capital lines of credit to U.S. exporters, other tangible assets are generally not taken as collateral under the Ex-Im Bank loan programs. However, site inspections in most cases are conducted because such information is helpful in assessing a borrower's operations.

The approval process is substantially similar to that followed by the commercial lending officers. The Credit Policy Officer reviews the memorandum and supporting file for compliance with internal Company policies as well as applicable Ex-Im Bank guarantee program parameters. As with the domestic lending, exceptions to the Company's and Ex-Im Bank's loan policies are entertained on a case-by-case basis by the approving loan officers, and acceptance of exceptions depends upon the overall creditworthiness of the applicant.

Working capital lines of credit are collateralized by export-related inventory and accounts receivable less than 90 days old; such collateral has maximum prescribed collateral values of 75% and 90%, respectively. As is the case with respect to domestic loans, the collateral value required to support a loan is based on the borrower's individual circumstances, and applications exceeding the Company's general standards may receive special consideration.

Medium term loans are unsecured, although debt service coverage and operating history are reviewed in the underwriting process. The lending officer also considers the availability to the borrower of U.S. dollars and other "hard" currency revenue sources from sales to the U.S. and other stable currency markets.

While most working capital lines of credit are within the Company's "AA Delegated Authority", applications which do not comply with and/or are above the Company's authority, and all medium term loans, require Ex-Im Bank approval.


CAPITAL MARKETS AND LOAN SERVICING

Capital Markets Activities

The Capital Markets business unit was established in July 1996 to assume responsibility for the non-recourse, servicing-retained sale of SBA, USDA and Ex-Im Bank government guaranteed loans and to identify markets for the sale of non-guaranteed mortgage, term and revolving loans on a non-recourse, servicing-retained basis. Capital Markets activities allow the Company to leverage capital, replenish liquidity, mitigate the risk of balance sheet exposure to any single borrower, and reduce reliance on government guaranteed loan programs for revenue.

The guaranteed portions of SBA and USDA loans are generally sold during the quarter of origination on a single loan basis to established brokers. Brokers generally pool the SBA guaranteed portions. USDA loans are individually sold. The guaranteed portions of the Ex-Im Bank loans and lines of credit are sold to various parties, including Private Funding Export Funding Corporation ("PEFCO"). PEFCO is a private corporation established with the support of the United States Treasury and Ex-Im Bank to assist in financing exports of U.S. goods and services by making direct loans to foreign importers of U.S. made goods, and to provide liquidity support for private sector lending utilizing Ex-Im Bank programs. The Company is a 1% shareholder and one of among approximately 50 PEFCO shareholders, with a common stock investment of $599,000 at December 31, 1997.

SBA and USDA regulations permit the Company to sell a portion of the unguaranteed amount of loans originated under their respective programs. SBA regulations require a bank lender to retain an unguaranteed interest equal to 10% of each SBA loan, although in 1997 the Company received permission to reduce its retained interest in its SBA loans to 5%. The SBA has proposed regulations which would allow banks to securitize or sell the unguaranteed portions of SBA loans subject to certain criteria designed to ensure that originators retain a continuing economic interest in the loans. The regulations would also reduce the required unguaranteed retention to 5% of the total SBA loan. USDA regulations permit the Company to sell unguaranteed portions equal to all but 5% of the total USDA loan. Upon the sale of such unguaranteed portions, the Company shares in the payment stream and collateral on a pari passu basis with all (guaranteed and unguaranteed) investors, beginning with the initial recovery.

Sales of unguaranteed portions of SBA Loans and USDA loans totaled approximately $29.2 million and $33.1 million for the years ended December 31, 1997 and 1996, respectively. Approximately $7.8 million of the 1997 sales represented the additional 5% unguaranteed SBA portions held in the Company's portfolio for which the Company received permission to sell. A significant portion of the 1996 loans sold had been originated in 1994 and 1995. Due to these unique circumstances, there can be no assurance that this volume of unguaranteed portion loan sales will be representative of future sales activity.

The Capital Markets business unit has developed a list of potential buyers of non-guaranteed mortgage loans, term loans and revolving lines of credit and devotes substantial resources to the identification of such buyers. A primary objective in the negotiation and sale of such loans is the Company's retention of sole responsibility for borrower contact. Investors meet with borrowers only in rare circumstances, and generally rely on the Company to prudently service and monitor lending relationships. The Company believes that this is important to maintain client relationships and also reflects investor confidence in its servicing ability and reputation.

Loan Servicing Activities

At December 31, 1997, the total loan portfolio serviced by the Company was comprised of the following:

                                                            SERVICED FOR                  COMPANY                 TOTAL BALANCE
                                                               OTHERS                     BALANCE                   SERVICED
                                                         -------------------       ---------------------       -------------------
                                                                                   (dollars in thousands)
Commercial banking portfolio:
   SBA loans.......................................                 $247,127                    $ 29,913                  $277,040
   USDA loans......................................                   51,132                       6,541                    57,673
   Business loans..................................                    5,059                      28,791                    33,850
   Revolving lines of credit.......................                    2,550                      30,414                    32,964
   Commercial mortgages............................                   19,033                      19,918                    38,951
   Investor property mortgages.....................                      593                       5,497                     6,090
   Private loans...................................                        -                       1,353                     1,353
                                                         -------------------       ---------------------     ---------------------
         Total commercial banking..................                  325,494                     122,427                   447,921

International banking portfolio:
   Ex-Im medium term loans.........................                   69,631                         723                    70,354
   Ex-Im working capital lines.....................                   12,183                       3,858                    16,041
   Inventory buyer credit loans....................                      980                          20                     1,000
                                                         -------------------       ---------------------     ---------------------
         Total international banking...............                   82,794                       4,601                    87,395

Private banking portfolio:
   Residential mortgages...........................                   17,305                       6,515                    23,820
   Other consumer loans............................                    3,484                       1,855                     5,339
                                                         -------------------       ---------------------     ---------------------
         Total private banking.....................                   20,789                       8,370                    29,159

Loans held for sale................................                        -                           -                     9,070
                                                         -------------------       ---------------------     ---------------------

    Totals.........................................                 $429,077                    $135,398                  $573,545
                                                         ===================       =====================     =====================

The Company services substantially all of the loans it originates, whether sold to investors or held in portfolio. Servicing includes collecting payments from borrowers and remitting applicable payments and required reports to any investors; accounting for principal, interest and any real estate taxes or other escrow receipts and payments; contacting delinquent borrowers; supervising foreclosures; and liquidating collateral when required. Other than tasks performed by the assigned lending officers, loan servicing functions are centralized in the Hartford, Connecticut headquarters.

The Company receives servicing fees on loans serviced for others in varying amounts, as determined under the particular terms of the sale. Management believes that servicing most loans originated enhances the Company's relationship with borrowers. This contact allows the Company to continue to offer its loan and deposit products to clients who may need additional financing or retail services. Further, such arrangements provide an additional and profitable revenue stream that is less cyclical than the business of originating and selling loans.

DELINQUENCY AND COLLECTION ACTIVITIES

The assigned lending officer retains responsibility for routine collection of his portfolio. The Company attempts to collect all loans on a 30-day basis, leaving very few loans past due 30 days or more at any month end. An officer's initial collection efforts generally begin when an account is 15 days past due. At 20 days past due, a reminder notice is sent to the borrower and the officer again attempts to contact the borrower to determine the reason for the delinquency and if the account will be brought current.

If a borrower is unable to make a payment within 30 days of the due date as of month-end, and has not made acceptable alternative arrangements with the Company, the account is transferred to the Company's Loan Workout business unit for consideration of additional collection procedures, including issuance of a demand letter and possible liquidation of collateral.

The Loan Workout business unit is responsible for contacting the borrower and analyzing its current and projected financial condition, the reasons leading to the delinquency and the value of the collateral available to the Company. The Loan Workout Officer then proposes a workout plan to the Chief Credit Officer and other involved members of Senior Management. The Loan Workout business unit will also provide any required notices and generally seek to comply with applicable government guarantee program or investor requirements.

If a modification of loan terms or other acceptable workout cannot be achieved within a reasonable time frame, the Company will liquidate the collateral securing the loan.. The Company prefers not to take title to real property or equipment unless required to facilitate the collection process. The Company solicits assistance from the principals of the delinquent borrower to effect the liquidation of any property, with title remaining in the borrower's name, thereby avoiding a lengthy foreclosure or repossession process and exposure to the Company regarding environmental or other liability issues. The Company has generally found principals of borrowers to be cooperative in assisting the Company to liquidate collateral efficiently. The Company follows the same general workout procedures for substantially all of the loans serviced.

If a loan carries an SBA guarantee, the responsible SBA District Office will be notified of the delinquency and will be presented with a liquidation plan within 60-90 days of such delinquency. Unless the SBA objects, the Company will carry out the terms of the liquidation plan. As a Preferred Lender, the Bank has responsibility and authority over liquidation procedures on all SBA guaranteed loans serviced. Any loss after liquidation of collateral is allocated pro rata between the guaranteed and unguaranteed portions of an SBA Loan. After an SBA loan becomes 60-90 days past due, the SBA at the Company's request will repurchase the guaranteed portion of the principal balance of the loan at par from the secondary market investor, together with accrued interest covering a period of up to 120 days.

USDA procedures require that the Company file a liquidation plan when it is believed action should be taken on a delinquent loan, which is generally when the loan is 60-90 days delinquent. The USDA has 30 days to review the plan.
The Company will then execute the approved plan or work with the USDA to arrive at a mutually acceptable plan. Any loss after liquidation of collateral is allocated pro rata between the guaranteed and unguaranteed portions of the USDA loan. The holder of the guaranteed portion may request that the USDA repurchase the guaranteed portion at any time, or the Company will request repayment on such holder's behalf when liquidation is complete. The USDA does not impose any restrictions on the number of days for which interest will be paid on the guaranteed portions.

The liquidation of delinquent working capital and medium term Ex-Im Bank loans is handled by Ex-Im Bank. The Company may submit a claim for repurchase at any time between 30 and 120 days after a delinquency occurs, but at no time may such claim be made more than 150 days after the delinquency. Ex-Im Bank will make payment under its guarantee 30 days after acceptance of the Company's request.

The Company retains responsibility for the proper documentation and servicing of all loans serviced for others, and may incur losses related to such loans if it is found to be negligent by a guaranteeing agency or investor in carrying out these duties.

Unguaranteed loans or unguaranteed portions of loans held by investors are subject to negotiated servicing agreements, which generally provide investors with the option of assuming responsibility for all collection efforts after a loan becomes 60-90 days delinquent. If the Company is contractually responsible for collection efforts, the servicing agreements generally require that the investor pre-approve liquidation actions.

CREDIT RISK MANAGEMENT

The Chief Credit Officer has primary responsibility for credit risk management, ensuring the appropriateness of underwriting criteria and application thereof, the implementation of RISCOPE/sm/, (the Company's proprietary commercial risk assessment model), and the independent analyses of loans by the Loan Review business unit.

The Credit Policy Officer, who reports to the Chief Credit Officer, reviews all credit memoranda for compliance with the requirements of government guarantee programs and Company credit policies. If, based on particular facts and circumstances, policy exceptions are proposed by lending officers, the Credit Policy Officer will ensure that all appropriate policy exceptions are documented and approved by the authorized party. The Chief Credit Officer periodically evaluates the nature and trends of such exceptions, reporting them quarterly to the Board of Directors' Audit Committee.

As a nationally-chartered bank, the Bank is required to "risk rate" its loan portfolio by monitoring changes in the financial condition of borrowers, assessing overall economic trends, and assigning numerical ratings to individual loans. The Company applies regulatory risk rating definitions and has developed additional ratings for the "Pass" or uncriticized loan category. Such a rating system, in conjunction with other available quantitative and qualitative data, is utilized to assist management in its quarterly evaluation of the Adequacy of the Allowance for Loan Losses.

The assigned lending officer has primary responsibility for risk ratings, and such officer's decisions are periodically reviewed by the Loan Review business unit. Risk ratings are based on the borrower's operating cash flow, industry, product line, earnings, assets, liability, management experience, debt capacity, and prior credit history with the Company.

The Company has developed a proprietary risk analysis model, RISCOPE/sm/, used in the initial underwriting, post-closing loan monitoring and rating process by lending officers and the Loan Review business unit. RISCOPE/sm/ assists the Company in quantifying the credit risk of commercial clients. The model takes into account quantitative and qualitative factors and was designed to analyze the Company's primary client base: small and medium size manufacturers. RISCOPE/sm/ is intended to quantify credit risk with respect to the probability of default and, therefore, assists management in risk rating loans and providing an Appropriate Allowance for Loan Losses. Additionally, the model helps management identify weaknessess in credits earlier than might otherwise be done if payment default were their only manifestation.

The Loan Review business unit reviews the loan portfolio to evaluate the appropriateness of officer risk ratings and overall trends in the portfolio. Loan Review results are reported to the Audit Committee of the Board quarterly.

PRIVATE BANKING

The Private Banking business unit seeks to provide stable, low-cost funding for the Company by managing its deposit base, which consists of demand deposits, money market savings accounts and time certificates of deposits. The Company completed its transition from a retail to wholesale financial institution by selling its last suburban retail branch facility and deposits totaling $24 million in September 1996. The Company operates one depository branch located on the first floor of its Hartford, Connecticut headquarters. Many of the Company's commercial clients transact business through electronic funds transfer, telephone and the mail.

The Private Banking business units target the commercial depository accounts of small and medium size manufacturers, as well as the personal accounts of their principals, by offering a full array of financial products. These products include automatic sweep accounts, merchant and corporate credit cards, payroll processing, business and individual retirement accounts, international funds transfer and foreign exchange conversion.

The Private Banking business units seek to expand the Company's deposit base by strengthening existing relationships and soliciting new ones. Private bankers are trained to focus on, and respond to, the needs of commercial borrowers which management believes are often not served effectively by other depository institutions. Private bankers based in Hartford, Connecticut market the Company's services through direct mail and telephone in order to reach businesses, institutions and individuals in the areas where the Company has domestic offices and international Master Agents. The Company maintains an interactive voice response and personal computer-based system, First Access/SM/, which enable clients to obtain information about their loan or deposit accounts. Business lock box and expanded its foreign exchange services have recently been introduced to clients as well.

The following table sets forth the Company's deposit structure as noted:

                                                                                         December 31,
                                                            ---------------------------------------------------------------------
                                                                    1997                     1996                     1995
                                                            -------------------      -------------------      -------------------
                                                                                    (dollars in thousands)
BUSINESS ACCOUNTS:
    Non-interest bearing checking.....................                 $ 37,718                 $ 27,485                 $ 19,337
    Interest bearing checking.........................                    4,670                    4,567                    5,897
    Savings...........................................                   58,800                   46,660                   31,453
                                                            -------------------      -------------------      -------------------
        Total business................................                  101,188                   78,712                   56,687
CONSUMER ACCOUNTS:
    Non-interest bearing checking.....................                      518                      403                    3,284
    Interest bearing checking.........................                    3,197                    3,681                    4,835
    Savings...........................................                   33,203                   22,618                   39,573
                                                            -------------------      -------------------      -------------------
        Total consumer................................                   36,918                   26,702                   47,692
TIME DEPOSITS ACCOUNTS:
    Non-IRA time deposits.............................                   25,110                   32,372                   17,904
    IRA time deposits.................................                    9,105                    6,530                    6,078
                                                            -------------------      -------------------      -------------------
       Total time deposits............................                   34,215                   38,902                   23,982
                                                            -------------------      -------------------      -------------------
             Total deposits...........................                 $172,321                 $144,316                 $128,361
                                                            ===================      ===================      ===================

Externally indexed savings accounts
  included above......................................                 $ 88,539                 $ 65,779                 $ 57,310
                                                            ===================      ===================      ===================

The average balances held in checking and savings accounts are higher than industry norms, which the Company believes is attributable to the Company's focus of attracting primarily commercial business deposits. Management believes that such deposits are at least as stable as those obtained from consumers. The Company does not generally compete with retail branches of other depository institutions, but rather with mutual and money market funds, yet it retains the advantage of FDIC insurance. The Company's basic business cash management and private banking savings accounts are variable rate money market accounts tied to an external index published daily in The Wall Street Journal and are designed to
                                     -----------------------
compete with non-insured alternatives.

Additional funding for the Company's operations is also available from the on-going sale of guaranteed and non-guaranteed loans, advances from the Federal Home Loan Bank of Boston and other sources.

COMPETITION

The Company competes for clients with other commercial and savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and certain other nonfinancial institutions, many of whom are able to devote far greater resources than the Company to market, underwrite and service loans to the same client base. The Company competes by emphasizing its expertise and knowledge of its clients' businesses, commitment to service, flexibility in structuring financial transactions, and strong relationships. Through the combined utilization of government guaranteed loan programs, the Company is able to provide flexible longer-term financing than would otherwise be available to borrowers, and through its Private Banking business units it is able to offer depository and related products.

REGULATION AND SUPERVISION

Holding Company Regulation

The Company is registered as a bank holding company and regulated and subject to periodic examination by the Federal Reserve Bank ("FRB") under the Bank Holding Company Act ("BHCA").

Pursuant to FRB regulations, the Company is limited to the business of owning, managing or controlling banks and engaging in certain other bank-related activities, including those activities that the FRB determines from time to time to be closely related to banking. The BHCA requires, among other things, the prior approval of the FRB if a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it already owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.

As a bank holding company, the Company is required by the FRB to act as a source of financial strength and to take measures to preserve and protect the Bank. As a result, the Company may be required to inject capital in the Bank if such a need arises. The FRB may charge a bank holding company such as the Company with unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. The Company expects to downstream approximately $11 million of capital to the Bank in the first quarter of 1998 in support of the Bank's ongoing activities. Such amount represents the balance of the Company's available funds.

To be considered regulatory capital, loans from the Company to the Bank must be on terms subordinate in right of payment to deposits and to most other indebtedness of the Bank.

The FRB, OCC and Federal Deposit Insurance Corporation (the "FDIC") collectively have extensive enforcement authority over bank holding companies and national banks in the United States. This enforcement authority, initiated generally for violations of law and unsafe and unsound practices, includes, among other things, the ability to assess civil money penalties, to initiate injunctive actions and to terminate deposit insurance in extreme cases.

The bank regulatory agencies' enforcement authority was substantially enhanced by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA significantly increased the amount of civil money penalties and expanded the grounds for imposing such penalties. Also, under FIRREA, should a Bank failure result in a loss to the FDIC, any other FDIC-insured subsidiaries of the Company could be required to compensate the FDIC for the estimated amount of the loss. Additionally, pursuant to FDICIA, the Company in the future could have the potential obligation to guarantee the capital restoration plans of any undercapitalized FDIC-insured subsidiaries it may control.

INTERSTATE BANKING

As of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "RNA") permitted adequately capitalized and managed bank holding companies to acquire control of banks in any state. Additionally, beginning on June 1, 1997, the RNA enabled banks to branch across state lines, although individual states are authorized to permit interstate branches earlier or to elect to opt out entirely.

REGULATION OF THE BANK

General

The Bank, as an FDIC-insured national bank, is subject to regulation primarily by the OCC, and secondarily by the FDIC. As a national bank, the Bank is a member of the Federal Reserve System and its operations are subject to certain FRB regulations. Various other federal and state consumer laws and regulations also affect the operations of the Bank.

As a national bank, the Bank may be able to engage in certain activities approved by the OCC which the FRB would not necessarily approve for the Company. The OCC has been particularly aggressive in recent years in allowing national banks to undertake an ever-increasing range of securities and insurance activities. Along these lines, pursuant to certain revisions of the OCC's regulations pertaining to banking activities effective on December 31, 1996, national banks are permitted on a case-by-case basis to operate subsidiaries engaging in activities not permissible for the Bank itself. Although the revised regulations do not authorize any specific new activities, it is expected that national banks, if eligible and if they obtain the approval of the OCC, will use these regulations to expand further into the insurance and securities businesses.

The revised OCC regulations contain "fire walls" intended to protect a national bank from the risks taken by a subsidiary, including imposing a 10% cap on the amount of bank capital that may be invested in a new subsidiary, as well as requirements that extensions of credit to an operating subsidiary be fully-collateralized and that transactions between the bank and subsidiary be conducted at arm's-length. The parent national bank's exposure to any losses the subsidiary may incur are limited to the bank's equity investment in the subsidiary. Parent national banks are required to be well-capitalized both before and after an investment is made.

Since OCC approval is required on a case-by-case basis for an eligible bank to engage in activities not permissible for the bank to conduct directly, the effect of these revised regulations on the operations of national banks is unclear. Further, it is expected that Congress will consider new banking legislation in the near future addressing these revisions.

As a national bank, the Bank may ordinarily lend up to 15% of its capital on an unsecured basis to any one borrower, and may lend up to an additional 10% of its capital to that same borrower on a fully secured basis involving readily liquid collateral having an established market value as determined by reliable and continuously available price quotations, and equal at least to the amount borrowed. In addition, there are various other circumstances in which the Bank may lend in excess of such limits, including authority to lend up to 35% of capital and surplus when the loan is secured by documents of title to readily marketable staples, unlimited authority if loans are guaranteed by a U.S. government agency, and certain other exceptions relevant to international trade finance.

Federal law also imposes additional restrictions on the Bank with respect to loans and credit to certain related parties and transactions with the Company's principal stockholders, officers, directors and affiliates. Extensions of credit to such persons (i) must be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures not less stringent than, those prevailing for comparable transactions with members of the general public, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Capital Adequacy

The federal bank regulatory authorities have adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic framework that makes regulatory capital requirements more sensitive to differences in risk profile among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. These risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into four weighting categories, with higher levels of capital required for the categories perceived as representing greater risk.

Under these guidelines, a banking organization's capital is divided into two tiers. The first tier ("Tier 1") includes common equity, perpetual preferred stock (excluding auction rate, money market or remarketable issues) and minority interests held by others in a consolidated subsidiary, less goodwill and any disallowed intangibles. Supplementary ("Tier 2") capital includes, among other items, cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and the allowance for loan and lease losses, subject to certain limitations and less required deductions as provided by regulation.

Banking organizations are required to maintain a risk-based capital ratio of total capital (Tier 1 plus Tier 2) to risk-weighted assets of 8%, of which at least 4% must be Tier 1 capital. Federal bank regulatory authorities may, however, set higher capital requirements when a banking organization's particular circumstances warrant. As a general matter, banking organizations are expected to maintain capital ratios well above the regulatory minimums.

In addition, federal bank regulatory authorities have established guidelines for a minimum leverage ratio (Tier 1 capital to average total assets). These guidelines provide for a minimum leverage ratio of 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating.
Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% minimum by a least 100 to 200 basis points. The risk based capital and leverage ratios of the Bank as of December 31, 1997 and December 31, 1996 are set forth in Note 7 to the Company's Consolidated Financial Statements.

Failure to meet applicable capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies available to the federal bank regulatory authorities, including limitation on the ability to pay dividends, the issuance of a capital directive to increase capital and, in the case of a bank, the termination of deposit insurance by the FDIC or (in severe cases) the appointment of a conservator or receiver.

Dividends

The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The OCC, in general, also has the power to prohibit the payment of dividends by the Bank which would otherwise be permitted under applicable regulations if the OCC determines that such dividends would constitute an unsafe or unsound practice.

OCC approval is required for the payment of dividends by the Bank in any calendar year if the total of all dividends declared by the Bank in that year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock dividends declared for that period. Moreover, no dividends may be paid by a national bank in excess of its undivided profits account. In addition, the FRB and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay dividends only out of current operating earnings.

There are also statutory limits on other transfers of funds to the Company and any other future non-banking subsidiaries of the Company by the Bank, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank generally are limited in amount to 10% of the Bank's capital and surplus to the Company and any such future subsidiary of the Company, or 20% in the aggregate to the Company and all such subsidiaries. Furthermore, such loans and extensions of credit are required to be fully collateralized in specified amounts depending on the nature of the collateral involved.

FDICIA

FDICIA was enacted on December 19, 1991. It substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to other federal banking statutes.

A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Based on the Bank's current regulatory capital position, management believes that the Bank is "well capitalized."

FDICIA generally prohibits the Bank from making any capital distribution (including payment of a cash dividend) or paying any management fees to the Company if the Bank would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan acceptable to federal banking agencies. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, reduce total assets, and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date of such institution is determined to be critically undercapitalized.

COMMUNITY REINVESTMENT ACT

The Federal Community Reinvestment Act (the "CRA") requires the OCC to evaluate the Bank's performance in helping to meet the credit needs of the community.
The Bank defines its CRA marketplace as Hartford County. This definition is not intended to restrict the availability of credit services throughout the Bank's general service area, but represents a special commitment the Bank has made to provide lending and depository services to the community. As a part of the CRA program, the Bank is subject to periodic examinations by the OCC and maintains comprehensive records of its CRA activities for this purpose. Following its most recent examination in November 1995, the Bank received a rating of "Outstanding."

The Bank is specifically interested in making financing available to small and medium size manufacturers in its defined lending area. The Bank evaluates credit applications without regard to race, color, religion, national origin, gender, marital status or age, and does not discriminate against any loan applicant whose income may come entirely or in part from any public assistance program, or against any applicant who has exercised in good faith any right under the Consumer Protection Act. The Company maintains preferred status with the SBA, USDA and Ex-Im Bank which enables it to provide access to credit products that might otherwise be unavailable.

ITEM 2.  PROPERTIES

The Company leases approximately 38,000 square feet in Hartford, Connecticut to house its headquarters, lending and support staff, and its only full-service branch. The Company maintains leased space for representative offices in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Rochester, New York; Philadelphia and Pittsburgh, Pennsylvania; and Washington, D.C. The Company's leases generally provide for two five-year renewal options and options on additional space. Management believes that its existing facilities are adequate for their present and proposed uses and that suitable facilities will be available on reasonable terms for any additional space required.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any legal proceedings except for routine litigation incidental to the business of banking, none of which is expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1997 to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Information required by this item may be found on the inside back cover of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Information required by this item may be found on page 4 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Information required by this item may be found on pages 5 through 16 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found on pages 14 and 15 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found on pages 17 through 35 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEMS 10 - 13

Information required by these items may be found in the Company's Proxy Statement which is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K

A.   The following documents are filed as a part of this report:

     1. Financial Statements set forth on pages 17 through 35 of the 1997 Annual Report to Shareholders which is filed herewith as Exhibit 13.1.

          (i)   Report of Independent Accountants
          (ii)  Consolidated Balance Sheets as of December 31, 1997 and 1996
          (iii) Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995
          (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
          (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

     2.   Financial Schedules:

          None required.

     3.   Exhibits:

          Exhibit
          Number          Description
          ------          -----------
          3.1             Amended and Restated Certificate of Incorporation of
                          the Registrant.*
          3.2             Amended and Restated By-laws of the Registrant.*
          10.1            Employment Agreement among Registrant, First National
                          Bank of New England (the "Bank") and Brett N. Silvers as amended by Letter Agreement, dated July 3, 1997.*
          10.2            Promissory Note of Brett N. Silvers, payable to the
                          Registrant, dated June 30, 1994, as amended.*
          10.3            Stock Pledge Agreement, dated June 30, 1994, between
                          the Registrant and Brett N. Silvers, as amended.*
          10.4            Amended and Restated 1996 Stock Option Plan.*
          10.5            1994 Incentive Stock Option Plan, as amended.*
          10.6            401(k) Plan.*
          10.7            Lease between Cambridge One Commercial Plaza, LLC and
                          the Bank.*
          10.8            Employment Agreement between the Bank and Brian J.
                          Charlebois dated August 25, 1997.*
          10.9            Employment Agreement between the Bank and Leslie A.
                          Galbraith dated August 25, 1997.*
          13.1            1997 Annual Report to Shareholders.
          21.1            Subsidiaries of Registrant.*
          23.1            Consent of Coopers & Lybrand L.L.P.

          27.1            Financial Data Schedule for the Year Ended December
                          31, 1997.

          * Denotes an exhibit which has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-31339.

B.   Reports on Form 8-K.

     The Company has not filed any Current Reports on Form 8-K since the
filing of its Registration Statement dated   September 22, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1998

                         First International Bancorp, Inc.


                         By: /s/ Brett N. Silvers
                            ------------------------
                            Brett N. Silvers
                            Chairman of the Board and
                            President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                              Title                       Date
     ---------                              -----                       ----
/s/ Brett N. Silvers
---------------------------
Brett N. Silvers                      Chairman of the Board         March 26, 1998
                                      and President

/s/ Michael R. Carter
---------------------------
Michael R. Carter                     Director                      March 26, 1998


/s/ Arnold L. Chase
---------------------------
Arnold L. Chase                       Director                      March 26, 1998


/s/ Cheryl A. Chase
---------------------------
Cheryl A. Chase                       Director                      March 26, 1998


/s/ Frank P. Longobardi
---------------------------
Frank P. Longobardi                   Director                      March 26, 1998


/s/ Bernard M. Waldman
---------------------------
Bernard M. Waldman                    Director                      March 26, 1998


/s/ Leslie A. Galbraith
---------------------------
Leslie A. Galbraith                   Executive Vice President,     March 26, 1998
                                      Secretary and Treasurer