Form 10-Q
period 1998-03-31
FIRST INTERNATIONAL BANCORP INC
filed 1998-05-15
CIK 1040339

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                           _________________________

                                   FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE    SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended  MARCH 31, 1998
                                                  --------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

                        COMMISSION FILE NUMBER  0-22861
                                                -------

                       FIRST INTERNATIONAL BANCORP, INC.
                       ---------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                          06-1151731
                --------                          ----------
       (State or Other Jurisdiction of          (I.R.S. Employer
       Incorporation or Organization)           Identification No.)


       ONE COMMERCIAL PLAZA, HARTFORD, CT                      06103
       ----------------------------------                      -----
       (Address of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code      860-727-0700
                                                               ------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No ______
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, outstanding on April 25, 1998 was 7,891,025.

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS
                                    ------

                                                   MARCH 31,      DECEMBER 31,
                                                ------------   ---------------
                                                    1998            1997
                                                    ----            ----
                                                (UNAUDITED)
Cash and cash equivalents.....................  $     10,788     $     17,394
Investment securities.........................        16,540           22,271
Loans, net....................................       150,658          130,625
Loans held-for-sale...........................        15,442            9,070
Premises and equipment, net...................         3,628            2,694
Receivable from loans sold....................        23,500           28,775
Prepaid expenses and other assets.............         8,950            8,022
                                                ------------   ---------------

     Total assets.............................  $    229,496     $    218,851
                                                ============   ===============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                  MARCH 31,      DECEMBER 31,
                                                ------------   ---------------
                                                    1998            1997
                                                    ----            ----
                                                 (UNAUDITED)

Deposits......................................  $    182,273     $    172,321
Other liabilities.............................         3,908            4,382
                                                ------------   ---------------
     Total liabilities........................       186,181          176,703
Stockholders' equity:
Common stock, 7,876,209 and 7,866,735
 shares issued and outstanding................           788              787
Paid-in capital in excess of par value........        32,101           32,083
Stockholder note receivable...................          (893)            (877)
Unrealized holding gain on investments
 available-for-sale, net......................             9               12
Retained earnings.............................        11,310           10,143
                                                ------------   ---------------

   Total stockholders' equity.................        43,315           42,148
                                                ------------   ---------------

   Total liabilities and stockholders' equity.  $    229,496     $    218,851
                                                ============   ===============

See accompanying notes to unaudited condensed consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       -------------------------------
                                                           1998                 1997
                                                           ----                 ----
INTEREST INCOME:
   Loans, including net fees.......................     $   3,996            $   2,858
   Investment securities...........................           316                  235
   Federal funds sold..............................           162                  167
                                                        ---------            ---------
     Total interest income.........................         4,474                3,260
INTEREST EXPENSE
   Deposits........................................         1,670                1,453
   Other...........................................            12                    7
                                                        ---------            ---------
     Total interest expense........................         1,682                1,460
                                                        ---------            ---------
   Net interest income.............................         2,792                1,800
PROVISION FOR POSSIBLE LOAN LOSSES.................           781                  368
                                                        ---------            ---------
   Net interest income after
     provision for possible loan losses............         2,011                1,432
NON-INTEREST INCOME:
   Gain on sale of:
     Guaranteed commercial loans...................         2,696                2,045
     Unguaranteed portions of
      commercial loans.............................           117                    -
     Other commercial loans........................             5                  121
     Residential loan sales........................             4                   56
                                                        ---------            ---------
   Total gains on loan sales.......................         2,822                2,222

   Loan servicing income and fees..................           927                  527
   Service charges and other deposit fees..........           145                   90
   Income on stockholder note receivable...........            15                    -
                                                        ---------            ---------
     Total non-interest income.....................         3,909                2,839
                                                        ---------            ---------
   Total operating income..........................         5,920                4,271
NON-INTEREST EXPENSE:
   Salaries and benefits...........................         2,237                1,726
   Occupancy.......................................           371                  211
   Furniture and equipment.........................           225                  148
   Outside services................................           100                   84
   Office expenses.................................           184                   85
   Marketing.......................................           197                  155
   Other...........................................           227                   87
                                                        ---------            ---------
     Total non-interest expense....................         3,541                2,496
                                                        ---------            ---------
   Income before income taxes......................         2,379                1,775
PROVISION FOR INCOME TAXES.........................           976                  763
                                                        ---------            ---------
     NET INCOME....................................     $   1,403            $   1,012
                                                        =========            =========

BASIC EARNINGS PER COMMON SHARE....................     $    0.18            $    0.18
                                                        =========            =========

DILUTED EARNINGS PER COMMON SHARE..................     $    0.17            $    0.17
                                                        =========            =========

     See accompanying notes to unaudited condensed consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          --------------------------
                                                                            1998             1997
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by operating activities.......................     $     738        $   1,343
                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans...........................................       (22,088)          (7,887)
    Purchase of investment securities available for sale............             -             (497)
    Proceeds from maturities and principal repayments of investment
     securities available for sale..................................           592              198
    Proceeds from maturities and principal repayments of investment
     securities held to maturity....................................         4,030               27
    Proceeds from sale of investment securities.....................         1,102                -
    Capital expenditures, net.......................................        (1,134)            (320)
                                                                         ---------        ---------
      Net cash used in investing activities.........................       (17,498)          (8,479)
                                                                         ---------        ---------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
    Net increase (decrease) in deposits.............................         9,952             (577)
    Net increase in other borrowings................................           409               73
    Proceeds from sale of common stock..............................            19               12
    Dividends paid..................................................          (236)            (165)
                                                                         ---------        ---------

      Net cash provided by (used in) financial activities...........        10,144             (657)
                                                                         ---------        ---------

Net decrease in cash and cash equivalents...........................        (6,616)          (7,793)

Cash and cash equivalents at beginning of period....................     $  17,394        $  18,867
                                                                         ---------        ---------

Cash and equivalents at end of period...............................     $  10,778        $  11,074
                                                                         =========        =========

    See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

General
-------

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements, have been included. The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Company's Annual Report for the year ended December 31, 1997.

Certain 1997 amounts have been reclassified to conform with the 1998 presentation. These reclassifications had no impact on net income.

Public Offering
---------------

The Company sold a total of 1,955,000 shares of its common stock in an underwritten public offering that commenced in September, 1997 (the "Offering"). The Company received net proceeds, after underwriting commissions and expenses, of approximately $23,800,000 from the Offering. The Company's common stock began trading on The Nasdaq Stock Market(sm) under the symbol FNCE on September 23, 1997.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION, CONTINUED

Earnings Per Share
------------------

Earnings per share for all periods presented have been calculated in accordance with SFAS No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is determined based on the weighted average shares outstanding, while diluted earnings per share reflects the potential dilution that could occur if all outstanding options to purchase common stock were exercised.

Comprehensive Income
--------------------

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," SFAS No. 130 established standards for reporting and display of comprehensive income, defined as the change in equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for all years presented. The adoption of SFAS No. 130 requires the Company to expand the financial statements to present the impact of any change in the valuation allowance for the "available for sale" investment portfolio or other components of comprehensive income. For the quarters ended March 31, 1998 and 1997 such components of comprehensive income totalled $2,000 and $8,000, after income taxes, respectively and were comprised only of changes in the valuation allowance for the investment portfolio.


2.  RECENT ACCOUNTING PRONOUNCEMENT

SFAS No. 131
------------

In June 1997, the FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. The Company is currently reviewing this pronouncement, and will adopt it for the December 31, 1998 annual reporting period. As permitted under SFAS No. 131, the Company has elected not to utilize this presentation for interim financial statements issued in this year of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the continuation in their present form of the government guarantee loan programs of the SBA, USDA and Ex-Im Bank, upon which a significant portion of the Company's business depends, (ii) the Company's ability to continue its recent growth by following a non-traditional operating strategy of deriving a significant portion of its revenues from non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations, (iii) the Company's ability to accurately estimate the factors underlying its calculation of the value of its servicing assets, and (iv) the Company's lending concentration in the Northeast United States, certain parts of which region have emerged more slowly from the 1989-1992 recession and which region has certain economic risks, including higher "embedded" costs of doing business, such as fluctuating real estate values and the declining importance of manufacturing as the key industry in the region. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's Final Prospectus, dated September 22, 1997, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

GENERAL

The Company's earnings are derived from (i) the origination and sale of government guaranteed and other commercial loans, (ii) net interest income, which is the difference between interest earned on interest-earning assets (principally loans) and interest-bearing liabilities (principally deposits), and
(iii) fee income on loans serviced for others.

The Company completed an underwritten public stock offering in September 1997 and received net proceeds of $23.8 million upon the issuance of 1,955,000 shares of common stock.

RESULTS OF OPERATIONS

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------------------
                                                              1998              1997           % CHANGE
                                                              ----              ----             ------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income.............................      $      2,792          $    1,800              55%
Provision for loan losses.......................               781                 368             112%
                                                        ----------          ----------        --------
     Net interest income after provision........             2,011               1,432              40%
Gain on loan sales..............................             2,822               2,222              27%
Other non-interest income.......................             1,087                 617              76%
Non-interest expense............................             3,541               2,496              42%
                                                        ----------          ----------        --------
     Income before income taxes.................             2,379          $    1,775              34%
Income taxes....................................        $      976                 763              28%
                                                        ==========          ==========        ========

       Net income...............................        $    1,403          $    1,012              39%
                                                        ==========          ==========        ========

       Basic earnings per share.................        $     0.18          $     0.18
                                                        ==========          ==========
       Diluted earnings per share...............        $     0.17          $     0.17
                                                        ==========          ==========

       Weighted average shares - basic..........             7,876               5,772
                                                        ==========          ==========
       Weighted average shares - diluted........             8,215               5,871
                                                        ==========          ==========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997:

NET INCOME. The 39% or $391,000 increase in earnings for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 was attributable to increases in net interest income, gains on loan sales and loan servicing income, offset by an increase in the provision for loan losses and in non-interest expenses, each of which are reflective of the increases in the Company's on and off-balance sheet loan serviced portfolios.

Basic earnings per share remained unchanged for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 because the increase in net income was offset by an increase in the number of shares outstanding due to the Company's September 1997 Offering.

NET INTEREST INCOME. Net interest income increased 55% or $992,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 due to a 35 basis point increase on the yield on loans and $43.8 million or 31% increase in average interest earning assets. These increases, due principally to the proceeds of the stock offering, more than offset the 14% or $16.5 million increase in interest bearing deposits, resulting in a 96 basis point increase in the net interest margin. The results for the quarter also benefited from a 32% or $8.7 million increase in the average balance of non-interest bearing deposits.

AVERAGE BALANCES, INTEREST, YIELDS AND RATES.
---------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis(1).

                                     FOR THE THREE MONTHS ENDED       FOR THE THREE MONTHS ENDED           1998 COMPARED TO 1997
                                            MARCH 31, 1998                   MARCH 31, 1997                  CHANGES DUE TO (3):
                              ------------------------------------------------------------------------------------------------------
                                            INTEREST     AVERAGE                 INTEREST     AVERAGE
                               AVERAGE      EARNED/      YIELD/      AVERAGE      EARNED/      YIELD/
                               BALANCE       PAID         RATE       BALANCE       PAID         RATE       VOLUME     RATE     TOTAL
                              ------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS:
 Loans (2):
  Commercial................  $142,673     $  3,815      10.70%    $ 98,687     $  2,579      10.45%     $1,176     $ 60     $1,236
  Residential...............     7,626          140       7.34%      12,482          250       8.01%        (89)     (21)      (110)

  Other consumer............     1,782           41       9.33%       1,272           29       9.25%         12        -         12
                              --------     --------     ------     --------     --------     ------      ------     ----     ------
 Total loans................   152,081        3,996      10.51%     112,441        2,858      10.17%      1,099       39      1,138

 Investment securities......    21,453          316       5.89%      15,844          235       5.93%         83       (2)        81
 Federal funds sold.........    11,605          162       5.66%      13,076          167       5.18%        (21)      16         (5)
                              --------     --------     ------     --------     --------     ------      ------     ----     ------
 Total investment securities
  and funds sold............    33,058          478       5.81%      28,920          402       5.59%         62       14         76
                               -------     --------     ------     --------     --------     ------      ------     ----     ------

 Total earning assets          185,139        4,474       9.67%     141,361        3,260       9.22%      1,161       53      1,214
 Total non-earning assets...    28,844                               18,954
                              --------                             --------
 Total assets.                $213,983                             $160,315
                              ========                             ========


LIABILITIES:
 Deposits:
  Interest bearing demand
   deposits.................  $  7,649      $    46       2.44%    $  6,885     $     42       2.47%     $    5     $ (1)    $    4
  Premier money market......    83,110        1,108       5.41%      67,096          862       5.21%        213       33        246
  Other savings.............     8,175           41       2.03%       3,868           15       1.57%         22        4         26
  Certificates of deposit...    24,225          340       5.69%      31,815          450       5.74%       (107)      (3)      (110)
  IRA certificates of
   deposit..................     9,466          135       5.78%       6,491           84       5.25%         42        9         51
                               -------     --------     ------     --------     --------     ------      ------     ----     ------
 Total deposits.............   132,625        1,670       5.11%     116,155        1,453       5.07%        175       42        217
                               -------     --------     ------     --------     --------     ------      ------     ----     ------
 Other borrowings...........       609           12       7.99%         528            7       5.38%          2        3          5
                               -------     --------     ------     --------     --------     ------      ------     ----     ------
 Total interest
  bearing liabilities.......   133,234        1,682       5.12%     116,683        1,460       5.07%        177       45        222
                               -------     --------     ------     --------     --------     ------      ------     ----     ------

 Non-interest
  bearing liabilities:
  Demand deposits...........    35,807                               27,140
  Other liabilities.........     3,052                                2,177
                              --------                             --------
 Total non-interest
  bearing liabilities.......    38,859                               29,317
 Stockholders' equity.......    41,890                               14,315
                              --------                             --------
 Total liabilities and
  stockholders' equity......  $213,983                             $160,315
                              ========                             ========

 Net interest income/net
  interest spread...........               $  2,792       4.55%                 $  1,800       4.15%     $  984     $  8     $  992
                                           ========     ======                  ========     ======      ======     ====     ======

 Net interest margin........                              5.98%                                5.03%
                                                        ======                               ======

(1) Fully taxable equivalent income was calculated based on statutory federal and state tax rates.
(2) For purposes of these computations, non-accruing loans are included in the average balance.
(3) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INTEREST INCOME. Interest income increased 37% or $1.2 million for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 due to a 25 basis point increase in the yield on commercial loans and a $44.0 million increase in the average balance of commercial loans, as commercial originations increased for the quarter. These increases were partially offset by a decrease in residential mortgage loans, due to the June 1997 residential mortgage bulk loan sale.

INTEREST EXPENSE. Interest expense increased 15% or $222,000 for the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997 due to a 14% or $16.5 million increase in the average balance of interest bearing deposits.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $781,000 for the quarter ended March 31, 1998 as compared to $368,000 for the quarter ended March 31, 1997. See "Allowance for Loan Losses" for further analysis of the provision and related data.

NON-INTEREST INCOME. Non-interest income is comprised of the following items:

                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                -----------------------------------
NON-INTEREST INCOME:                                                1998                    1997
                                                                    ----                    ----
                                                                       (DOLLARS IN THOUSANDS)
Gain on loan sales:
  SBA sales.........................................            $      1,308       $      1,099
  USDA sales........................................                     568                532
  Ex-Im working capital sales.......................                      79                 21
  Ex-Im medium term sales...........................                     741                453
  Unguaranteed portions of SBA and USDA.............                     117                  -
  Other commercial sales............................                       5                 61
  Residential sales.................................                       4                 56
                                                                ------------       ------------
 Total gain on loan sales...........................                   2,822              2,222

Loan servicing income and fees......................                     927                527
Other non-interest income...........................                     145                 90
Income on stockholder note receivable...............                      15                  -
                                                                ------------       ------------

Total non-interest income...........................            $      3,909       $      2,839
                                                                ============       ============

The 38% or $1.1 million increase in non-interest income for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997 was due to a $600,000 increase in gain on loan sales and a $400,000 increase in loan servicing and other fee income.

  The increase in gain on loan sales was attributable to a 19% or $209,000 increase in gain on SBA loan sales, as the return on the sales increased due to improved market conditions and more attractive loan terms, as well as a 64% or $288,000 increase in gain on Ex-Im medium term loan sales due to a 50% increase in the origination of such loans in the quarter ended March 31, 1998 over the same quarter last year.

  The gain on the unguaranteed portions of SBA and USDA loans for the quarter ended March 31, 1998 reflects the sale of a $2.2 million loan portfolio which had been primarily accumulated over the prior two quarters.

  The 76% or $400,000 increase in loan servicing and other fee income includes a 35% or $142,000 increase in loan servicing income, commensurate with the increase in the balance of commercial loans serviced for others, which totaled $470.8 million at March 31, 1998, as well as a $258,000 increase in other loan fees. The increase in other loan fees is due to an increase in the issuance of letters of credit as well as recognition of forfeited loan application fees.

LOAN SERVICING INCOME AND FEES                       FOR THE THREE MONTHS ENDED
------------------------------
                                                              MARCH 31,
                                                     --------------------------
                                                       1998              1997
                                                       ----              ----
                                                       (DOLLARS IN THOUSANDS)
Loan Servicing Income:
  SBA guaranteed loans..........................     $    281          $    278
  USDA guaranteed loans.........................           76                49
  Ex-Im working capital loans...................           56                38
  Ex-Im medium term loans.......................           96                13
  Other commercial loans........................           29                21
  Residential and consumer loans................           16                13
                                                     --------          --------

Total loan servicing income.....................          544               412
Other loan fees.................................          373               115
                                                     --------          --------

Total loan servicing income and fees............     $    927          $    527
                                                     ========          ========

LOANS SERVICED FOR OTHERS
-------------------------
(AT PERIOD END)
Outstanding balance.............................     $470,786          $290,823
                                                     ========          ========

NON-INTEREST EXPENSE. Non-interest expense is comprised of the following items:

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ------------------------------
                                                       1998          1997
                                                       ----          ----
                                                    (DOLLARS IN THOUSAND)
NON-INTEREST EXPENSE:
Salaries and benefits..........................   $   2,237     $   1,726
Occupancy......................................         371           211
Furniture and equipment........................         225           148
Outside service................................         100            84
Office expenses................................         184            85
Marketing expenses.............................         197           155
Loan collection................................          58            (6)
Other..........................................         169            93
                                                  ---------     ---------
    Total non-interest expense.................   $   3,541     $   2,496
                                                  =========     =========

The 42% or $1.1 million increase in non-interest expense for the three month period ended March 31, 1998 as compared to the same period ended March 31, 1997 reflected the 45% increase in full time employees to 146 from 101 over the period and related personnel costs, as well as a shift to more highly compensated employees. Non-personnel expenses increased 69% for the quarter ended March 31, 1998 due to an increase in occupancy costs, a portion of which will support future growth.

The Company's efficiency ratios, calculated as the ratio of non-interest expense to the sum of net interest income and non-interest income, were 53% and 54% for the quarters ended March 31, 1998 and 1997, respectively.

INCOME TAXES. The Company's effective tax rates decreased to 41.0% for the quarter ended March 31, 1998 from 43.0% for the quarter ended March 31, 1997, due primarily to the effects of a dividend received deduction and the blended effective tax rate for the various states in which the Company operates.


DISCUSSION OF CHANGES IN FINANCIAL CONDITION TO MARCH 31, 1998 FROM DECEMBER 31, 1997

GENERAL. Total assets increased 5% or $10.6 million to $229.5 million at March 31, 1998 from $218.9 million at December 31, 1997, due to an increase in the amount of commercial loans originated and held on the balance sheet for the quarter ended March 31, 1998. This growth was funded by savings and time deposit accounts.

INVESTMENT SECURITIES. Investment securities portfolios totaled $16.5 million at March 31, 1998, representing a decrease of 26% or $5.7 million from the December 31, 1997 balance of $22.3 million. During the quarter ended March 31, 1998 the remaining proceeds of approximately $11.1 million from the Company's September 1997 public offering were downstreamed to the Bank, a portion of which were used for the origination of commercial loans.

LOANS. The loan portfolio and loan serviced portfolio were as follows:

                                                                               MARCH 31,                   DECEMBER 31,
LOAN PORTFOLIO                                                                   1998                          1997
--------------                                                        ------------------------     -------------------------
                                                                                     (DOLLARS IN THOUSANDS)
SBA loans........................................................     $                 32,356     $                  29,912
USDA loans.......................................................                        8,152                         6,541
Ex-Im working capital loans......................................                        4,016                         3,858
Ex-Im term loans.................................................                           97                           743
Import loans.....................................................                        1,107                             -
Other commercial loans...........................................                       76,312                        62,616
Owner occupied commercial mortgages..............................                       18,657                        17,860
Investor mortgages...............................................                        5,496                         5,497
Residential and other consumer loans.............................                        9,899                         8,371
                                                                      ------------------------     -------------------------
Total loans......................................................                      156,092                       135,398
Less:
    Discount on retained loans...................................                        2,144                         1,782
    Net deferred loan origination costs..........................                         (360)                         (109)
    Allowance for loan losses....................................                        3,650                         3,100
                                                                      ------------------------     -------------------------

    Loans, net...................................................     $                150,658     $                 130,625
                                                                      ========================     =========================

Loans held for sale..............................................     $                 15,442     $                   9,070
                                                                      ========================     =========================

LOANS SERVICED FOR OTHERS
-------------------------
Guaranteed Loans
    SBA..........................................................     $                208,003     $                 195,454
    USDA.........................................................                       51,950                        45,806
    Ex-Im working capital........................................                       15,276                        12,183
    Ex-Im term...................................................                       83,990                        70,611
    FHLMC........................................................                       17,023                        17,305
                                                                      ------------------------     -------------------------
                                                                                       376,242                       341,359
Unguaranteed Portions and Unguaranteed Loans
    SBA..........................................................                       52,664                        51,673
    USDA.........................................................                        5,397                         5,326
    Other commercial.............................................                       33,361                        27,235
    Home equity lines............................................                        3,122                         3,484
                                                                      ------------------------     -------------------------
                                                                                        94,544                        87,718
                                                                      ------------------------     -------------------------

Total loans serviced for others..................................     $                470,786     $                 429,077
                                                                      ========================     =========================


Total loans under management.....................................     $                642,320     $                 573,545
                                                                      ========================     =========================

ALLOWANCE FOR LOAN LOSSES. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At March 31, 1997 the Allowance totaled $2.75 million and represented 2.2% of total loans. At March 31, 1998 the Allowance was increased to $3.65 million from $3.1 million at December 31, 1997 to reflect the increase in commercial loans retained on the balance sheet. The Allowance represents 2.3% of total loans at March 31, 1998 and December 31, 1997, a level which management has determined to be appropriate given the historic loss experience from its core lines of business.

For the years January 1, 1994 through December 31, 1997 and the annualized quarter ended March 31, 1998, net charge-offs from the core business of SBA/USDA/Ex-Im/Other Commercial loans have ranged from 17 basis points to 72 basis points of gross loans.

The provision for loan losses increased to $781,000 for the quarter ended March 31, 1998 from $368,000 for the quarter ended March 31, 1997 due to a $550,000 increase in the Allowance from December 31, 1997 to March 31, 1998 to support balance sheet growth as noted above. Net charge-offs decreased $387,000 in the quarter ended March 31, 1998 to $231,000 from $618,000 for the quarter ended March 31, 1997. Such net charge-offs represent 61 and 220 basis points on an annualized basis, as a percentage of the average loan balance for the quarters ended March 31, 1998 and 1997, respectively. As detailed below, the charge-offs for the quarter ended March 31, 1997 are comprised principally of losses in the investor mortgage portfolio, the majority of which were originated in the early 1990's.

                   ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES


                                                                                       FOR THE YEAR
                                                     FOR THE THREE MONTHS                  ENDED
                                                        ENDED MARCH 31,                DECEMBER 31,
                                                ------------------------------       ----------------
                                                  1998                  1997               1997
                                                  ----                  ----               ----
                                                                (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
   at the beginning of the period.............. $  3,100            $  3,000            $  3,000
Charge-offs:
   Investor mortgage...........................        -                 610               1,395
   SBA.........................................        -                   -                 262
   USDA........................................        -                   -                  68
   Commercial..................................      200                  17                 279
   Private.....................................       34                   -                  46
   Residential and other consumer..............        8                   -                 195
                                                --------            --------            --------
   Total charge-offs...........................      242                 627               2,245

Recoveries:
   Investor mortgage...........................        9                   -                   6
   SBA.........................................        -                   -                  13
   Commercial..................................        2                   -                  77
   Residential and other consumer..............        -                   9                  10
   Total recoveries............................       11                   9                 106
                                                --------            --------            --------
Net charge-offs................................      231                 618               2,139
Provision for loan losses......................      781                 368               2,239
                                                --------            --------            --------
Balance of allowance for loan
   losses at end of period......................   3,650               2,750            $  3,100
                                                ========            ========            ========

Total loans.................................... $156,092            $122,409            $135,398
                                                ========            ========            ========
Allowance to total loans.......................      2.3%                2.2%                2.3%
                                                ========            ========            ========

The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis, and therefore allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. (All of the loans included in the Company's portfolio are to domestic companies. Any loans to foreign entities at March 31, 1998 are U.S. dollar denominated, 100% Ex-Im Bank guaranteed and sold at origination.)

                                                                 MARCH 31,                   DECEMBER 31,
                                                                 ---------                   ------------
                                                                    1998                         1997
                                                                    ----                         ----
                                                                         (DOLLARS IN THOUSANDS)
ALLOCATION OF THE ALLOWANCE BY
CATEGORY OF LOANS:
Unguaranteed Portions of:
   SBA and USDA.............................................        $    999                     $    853
   Ex-Im working capital loans..............................             157                          145
Commercial mortgage.........................................             289                          250
Other commercial............................................           1,463                        1,052
Investor mortgage...........................................             280                          269
Residential and other consumer..............................              74                           67
Unallocated.................................................             388                          464
                                                                    --------                     --------
      Total allowance for loan losses.......................        $  3,650                     $  3,100
                                                                    ========                     ========

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
Unguaranteed Portions of:
   SBA and USDA.............................................            26.0%                        26.9%
   Ex-Im working capital....................................             2.6                          2.8
   Other international loans................................             0.7                            -
Ex-Im medium term...........................................               -                          0.5
Commercial mortgage.........................................            12.4                         14.7
Other commercial............................................            48.5                         44.8
Investor mortgages..........................................             3.5                          4.1
Residential and other consumer..............................             6.3                          6.2
                                                                    --------                     --------
      Total.................................................             100%                         100%
                                                                    ========                     ========

The following table sets forth information regarding the Company's non-performing loans at the dates indicated:

                                                       MARCH 31,  DECEMBER 31,
                                                       --------   ------------
                                                          1998       1997
                                                          ----       ----
                                                       (DOLLARS IN THOUSANDS)
Commerical:
Unguaranteed Portions:
     SBA and USDA*.................................    $  1,674    $  1,226
     Ex-Im working capital.........................          81           -
Commerical mortgage................................          39          39
Other commercial...................................         887         535
Investor mortgages.. ..............................         415         415
Consumer...........................................         148         149
                                                       --------    --------
     Total non-performing loans....................    $  3,244    $  2,364
                                                       ========    ========

Total non-performing loans to total loans..........        2.08%       1.75%
                                                       ========    ========

Total non-performing loans to total assets.........        1.41%       1.08%
                                                       ========    ========

Allowance to total non-performing loans............         113%        131%
                                                       ========    ========

     * Excludes the Company's only guaranteed USDA loan not sold of $345,000 which is fully guaranteed as to the collection of principal and interest.

The Company believes that the increase in SBA and USDA non-performing loans reflects a seasoning of the portfolio, which has an average age of less than two years at March 31, 1998.

STOCKHOLDERS' EQUITY.   Stockholders' equity increased $1.2 million during the
quarter ended March 31, 1998 due to the retention of earnings. The Company paid a quarterly dividend of $.03 per share, or an aggregate of $236,000 during the quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and funding are its deposit base and loan sales and participations. Secondary sources of liquidity include Federal Home Bank Loan Advances and the sale of investments.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels, as well as estimated liquidity needs from maturing and disintermediating deposits, approved extensions of credit, and unadvanced commitments to existing borrowers, in determining the level and maturity of deposits necessary to support operations. Historically the Company has increased the level of deposits to support its planned loan growth. Management believes that if its sources of liquidity and funding set forth above are not sufficient, the

Company would be able to obtain alternative funding sources, such as bulk loan sales and liquidity or "warehouse funding" lines from third parties.

As of March 31, 1998 the Company had outstanding commitments to fund loans and lines of credit of $49.9 million and had issued letters of credit totaling $26.2 million.

The Company believes that it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies and maintains a "well-capitalized" status, with a total capital to risk-weighted assets of 19.7% and a Tier 1 capital to assets or leverage ratio of 20.9% at March 31, 1998.

As in prior periods, the Company has limited exposure to market risk as it uses no derivatives, has an investment portfolio with a short duration and has a tolerable level of interest rate risk.


YEAR 2000 COMPLIANCE

As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95 is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., '99) could be the maximum date value these systems will be able to accurately process. The Company has determined that its deposit item processing system could not be readily made to be year 2000 compliant and outsourced this function in the first quarter of 1998. All other major systems are supported by third party vendors. The Company has developed a plan to address the issues raised by the Federal Financial Institutions Examination Council and is in the process of working with all of its service providers and software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expense or be required to invest heavily in computer system improvements to be year 2000 compliant.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          USE OF PROCEEDS

          The Company contributed the remaining net proceeds of its underwritten public offering, which had an effective date of September 22, 1997, to the Bank to be used for its general purposes, including the origination of loans.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits required by Item 601 of Regulation S-K

                3  (i)  Amended and Restated Exhibits of Incorporation of the
                        Registrant*
                   (ii) Amended and Restated By-laws of the Registrant"

                11.1   Computation of Per Share Earnings

                27     Financial Data Schedule

          (b)   Reports on Form 8-K.

                The Registrant did not file any Reports on Form 8-K during the first quarter of 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              First International Bancorp, Inc.
                                              ---------------------------------
                                              (Registrant)


Date:  May 12, 1998                    By:    /s/ Brett N. Silvers
       ------------                           ----------------------------------
                                                  Brett N. Silvers
                                                  Its President


Date:  May 12, 1998                    By:  /s/ Leslie A. Galbraith
       ------------                         ------------------------------------
                                                  Leslie A. Galbraith
                                                  Its Treasurer and Secretary
                                                  and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

11.1           Computation of Per Share Earnings

27             Financial Data Schedule