Form 10-Q
period 1998-06-30
FIRST INTERNATIONAL BANCORP INC
filed 1998-08-13
CIK 1040339

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________

                                   FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   JUNE 30, 1998
                                                 -------------

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________ to ___________

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
Yes  X    No
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, outstanding on July 31, 1998 was 7,912,037.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS
                                    ------

                                                                   JUNE 30,            DECEMBER 31,
                                                                 -------------       ----------------
                                                                     1998                  1997
                                                                  (UNAUDITED)
Cash and cash equivalents................................        $     44,601        $     17,394
Investment securities....................................              21,090              22,271
Loans, net ..............................................             129,169             130,625
Loans held-for-sale......................................               7,847               9,070
Premises and equipment, net .............................               3,886               2,694
Receivable from loans sold ..............................              34,555              28,775
Prepaid expenses and other assets .......................               9,622               8,022
                                                                 -------------       ----------------

     Total assets........................................         $   250,770        $     218,851
                                                                 =============       ================


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                   JUNE 30,            DECEMBER 31,
                                                                 -------------       ----------------
                                                                     1998                  1997
                                                                 (UNAUDITED)

Deposits ................................................         $   200,201        $     172,321
Other liabilities........................................               4,595                4,382
                                                                 -------------       ----------------
     Total liabilities...................................             204,796              176,703

Stockholders' equity:
Common stock, 7,910,537 and 7,866,735
  shares issued and outstanding..........................                 791                  787
Paid-in capital in excess of par value...................              32,229               32,083
Stockholder note receivable..............................                (909)                (877)
Unrealized holding gain on investments
   available-for-sale, net...............................                 349                   12
Retained earnings........................................              13,514               10,143
                                                                 -------------       ----------------

      Total stockholders' equity.........................              45,974               42,148
                                                                 -------------       ----------------

      Total liabilities and stockholders' equity.........         $   250,770        $     218,851
                                                                  =============      =================

See accompanying notes to unaudited condensed consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                             --------------------------       --------------------------
                                                              1998             1997            1998             1997
                                                              ----             ----            ----             ----
INTEREST INCOME:
     Loans, including net fees.............................. $   3,859        $   2,972       $   7,855        $   5,830
     Investment securities..................................       235              244             551              479
     Federal funds sold.....................................       310              147             472              313
                                                             ---------        ---------       ----------       ----------
             Total interest income..........................     4,404            3,363           8,878            6,622
INTEREST EXPENSE:
     Deposits...............................................     1,920            1,539           3,590            2,992
     Other..................................................         3               12              15               19
                                                             ---------        ---------       ---------        ---------
             Total interest expense.........................     1,923            1,551           3,605            3,011
                                                             ---------        ---------       ---------        ---------
     Net interest income....................................     2,481            1,812           5,273            3,611
PROVISION FOR POSSIBLE LOAN LOSSES..........................     1,125              591           1,906              959
                                                             ---------        ---------       ---------        ---------
     Net interest income after
             provision for possible loan losses.............     1,356            1,221           3,367            2,652
NON-INTEREST INCOME:
     Gain (loss) on sale of:
             Guaranteed commercial loans....................     3,276            2,716           5,972            4,821
             Unguaranteed portions of commercial loans......     2,365              370           2,482              370
             Other commercial loans.........................       (77)             167             (72)             228
             Residential loan sales.........................       (27)               3             (23)              59
                                                             ---------        ---------       ---------        ---------
                Total gain on loan sales....................     5,537            3,256           8,359            5,478

     Loan servicing income and other fees...................     1,059              593           1,985            1,121
     Service charges and other deposit fees.................       146              114             291              204
     Other income...........................................       220                -             235                -
                                                             ---------        ---------       ---------        ---------
                Total non-interest income...................     6,962            3,963          10,870            6,803
                                                             ---------        ---------       ---------        ---------
     Total operating income.................................     8,318            5,184          14,237            9,455
NON-INTEREST EXPENSE:
     Salaries and benefits..................................     2,765            2,226           5,002            3,952
     Occupancy..............................................       377              242             748              453
     Furniture and equipment................................       243              163             468              311
     Outside services.......................................       198              201             298              285
     Office expenses........................................       198              135             382              220
     Marketing..............................................       258              186             455              341
     Loan collection........................................        30              103              88               97
     Other..................................................       221              158             390              251
                                                             ---------        ---------       ---------        ---------
             Total non-interest expense.....................     4,290            3,414           7,831            5,910
                                                             ---------        ---------       ---------        ---------
      Income before income taxes............................     4,028            1,770           6,406            3,545
PROVISION FOR INCOME TAXES .................................     1,587              729           2,562            1,492
                                                             ---------        ---------       ---------        ---------
             NET INCOME..................................... $   2,441        $   1,041       $   3,844        $   2,053
                                                             =========        =========       =========        =========
BASIC EARNINGS PER COMMON SHARE............................. $    0.31        $    0.18       $    0.49        $    0.35
                                                             =========        =========       =========        =========
DILUTED EARNINGS PER COMMON SHARE........................... $    0.30        $    0.18       $    0.47        $    0.35
                                                             =========        =========       =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              -----------------------------
                                                                                  1998              1997
                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in) operating activities..................      $    5,628        $   (5,306)
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans................................................          (5,890)           (9,358)
   Purchase of investment securities available for sale.................          (8,693)           (1,280)
   Proceeds from maturities and principal repayments of
    investment securities available for sale............................           4,669             1,417
   Proceeds from maturities and principal repayments of
    investment securities held to maturity..............................           4,564                41
   Proceeds from sale of investment securities..........................           1,102                 -
   Capital expenditures, net............................................          (1,627)             (951)
                                                                              -----------       -----------

         Net cash used in investing activities..........................          (5,875)          (10,131)
                                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits.............................................          27,880            14,331
   Net decrease in other borrowings.....................................            (104)           (1,003)
   Proceeds from issuance of common stock...............................             151                12
   Dividends paid.......................................................            (473)             (330)
                                                                              -----------       -----------

         Net cash provided by financing activities......................          27,454            13,010

Net increase in cash and cash equivalents...............................          27,207            (2,427)
Cash and cash equivalents at beginning of period........................          17,394            18,867
                                                                              -----------       -----------

Cash and cash equivalents at end of period..............................      $   44,601        $   16,440
                                                                              ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

General
-------

The consolidated financial statements include the accounts of First International Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of New England as well as those of a special purpose, bankruptcy remote subsidiary established in June 1998 to facilitate the completion of loan securitizations. Intercompany accounts and transactions have been eliminated in consolidation. The Bank operates a full service branch at its headquarters in Hartford, Connecticut and representative offices which are responsible for regional loan origination efforts, in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Rochester, New York; Pittsburgh and Philadelphia, Pennsylvania; and Washington, D.C. The Bank's primary revenues are derived from net interest income and the origination and sale, on a servicing retained basis, of commercial loans. The Bank is a national leader in the use of loan guarantee programs offered by the U.S. Small Business Administration (the "SBA"), the U.S. Department of Agriculture (the "USDA") and the Export-Import Bank of the United States ("Ex-Im Bank").

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

Public Offering
---------------

The Company sold a total of 1,955,000 shares of its common stock in an underwritten public offering that commenced in September 1997 (the "Offering"). The Company received net proceeds, after underwriting commissions and expenses, of approximately $23,800,000 from the Offering. The Company's common stock began trading on The NASDAQ Stock Market(SM) under the symbol FNCE on September 23, 1997.

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

Comprehensive Income
--------------------

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, defined as the change in equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for all years presented. The adoption of SFAS No. 130 requires the Company to present the impact of any change in the valuation allowance for the "available for sale" investment portfolio or other components of comprehensive income. For the six month periods ended June 30, 1998 and 1997 such components of comprehensive income totaled $337,000 and $44,000, after income taxes, respectively. All amounts were comprised only of changes in the valuation allowance for the investment portfolio.


2.   RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 132
------------

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, which is effective for the Company's year ending December 31, 1998, changes employers' disclosures related to pension and other postretirement plans. This statement will not impact the Company's disclosures related to its defined contribution plan.

SFAS No. 133
------------

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective for all statements issued after December 31, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that all derivatives be recognized as either assets or liabilities in the entity's balance sheet and be measured at fair value. Changes in the fair value of the derivative instruments are to be recognized depending on the intended use of the derivative and whether or not it has been designated as a hedge. This statement will not impact the Company's financial statements, since the Company does not currently hold any derivative instruments or engage in any hedging activities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the continuation in their present form of the government guarantee loan programs of the SBA, USDA and Ex-Im Bank, upon which a significant portion of the Company's business depends, (ii) the Company's ability to continue its recent growth by following a non-traditional operating strategy of deriving a significant portion of its revenues from non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations, (iii) the Company's ability to accurately estimate the factors underlying its calculation of the value of its servicing assets, including related interest-only strips, and (iv) the Company's lending concentration in the Northeast United States, which has certain economic risks, including higher "embedded" costs of doing business, such as fluctuating real estate values and the declining importance of manufacturing as the key industry in the region. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's Final Prospectus, dated September 22, 1997, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

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

RESULTS OF OPERATIONS

                                                FOR THE THREE MONTHS ENDED FOR JUNE 30,        THE SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------------        -----------------------------
                                                   1998           1997         % CHANGE          1998       1997    % CHANGE
                                                   ----           ----         --------          ----       ----    --------
                                                                 (amounts in thousands, except per share amounts)
Net interest income..........................   $   2,481      $   1,812            37%        $   5,273  $  3,611       46%
Provision for loan losses....................       1,125            591            90%            1,906       959       99%
                                                ---------      ---------       --------        ---------  --------  --------

     Net interest income after provision.....       1,356          1,221            11%            3,367     2,652       27%
Gain on loan sales...........................       5,537          3,256            70%            8,359     5,478       53%
Other non-interest income....................       1,425            707           102%            2,511     1,325       90%
Non-interest expense.........................       4,290          3,414            26%            7,831     5,910       33%
                                                ---------      ---------       --------        ---------  --------  --------

     Income before income taxes..............       4,028          1,770           128%            6,406     3,545       81%
Income taxes.................................       1,587            729           118%            2,562     1,492       72%
                                                ---------      ---------       --------        ---------  --------  --------

          Net income.........................   $   2,441      $   1,041           134%        $   3,844  $  2,053       87%
                                                =========      =========       ========        =========  ========  ========

        Basic earnings per share ............   $    0.31      $    0.18                       $    0.49  $   0.35
                                                =========      =========                       =========  ========
        Diluted earnings per share...........   $    0.30      $    0.18                       $    0.47  $   0.35
                                                =========      =========                       =========  ========

        Weighted average shares - basic......       7,903          5,774                           7,887     5,773
                                                =========      =========                       =========  ========
        Weighted average shares - diluted....       8,214          5,870                           8,206     5,871
                                                =========      =========                       =========  ========

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997:

NET INCOME.   Net income increased 87% or $1.8 million for the six month period ended June 30, 1998 when compared to the six month period ended June 30, 1997 due to increases in net interest income, gain on loan sales and loan servicing income net of a 33% increase in non-interest expense, which is reflective of the increases in the Company's on and off-balance sheet loan serviced portfolios.

Diluted earnings per share increased 34% or $.12 to $.47 per share for the six month period ended June 30, 1998 from $.35 per share for the six month period ended June 30, 1997 and reflects a 40% increase in the number of shares outstanding due to the Company's September 1997 offering.

NET INTEREST INCOME. Net interest income increased 46% for the six month period June 30, 1998 when compared to the same period ending June 30, 1997 due to a 33% or $46.9 million increase in average earning assets with only a 17% or $20.8 million increase in average earning liabilities due to deployment of the $23.8 million net proceeds from the Company's September 1997 public offering. The net interest spread remained relatively flat for each period.

AVERAGE BALANCES, INTEREST, YIELDS AND RATES
--------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis (1)

                                                              FOR THE SIX MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                   June 30, 1998                         June 30, 1997
                                                        ----------------------------------  ---------------------------------------
                                                                     INTEREST     AVERAGE                   INTEREST       AVERAGE
                                                         AVERAGE     EARNED/       YIELD/     AVERAGE        EARNED/       YIELD/
                                                         BALANCE       PAID         RATE      BALANCE         PAID          RATE
                                                        ----------------------------------  ---------------------------------------
                                                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
  Loans (2):
   Commercial.........................................  $144,980     $ 7,523        10.38%     $103,553      $ 5,426        10.48%
   Residential........................................     6,494         258         7.95%        9,402          335         7.13%
   Other consumer.....................................     1,624          74         9.19%        1,465           69         9.50%
                                                        --------     -------       -------      -------      -------       ------
  Total loans.........................................   153,098       7,855        10.26%      114,420        5,830        10.19%

  Investment securities...............................    18,810         551         5.86%       16,226          479         5.90%
  Federal funds sold..................................    17,479         472         5.45%       11,826          313         5.34%
                                                        --------     -------       -------      -------      -------       ------
  Total investment securities and funds sold..........    36,289       1,023         5.66%       28,052          792         5.67%
                                                        --------     -------       -------      -------      -------       ------

  Total earning assets................................   189,387       8,878         9.38%      142,472        6,622         9.30%
  Total non-earning assets............................    30,668                                 20,115
                                                        --------                                -------
  Total assets........................................  $220,055                               $162,587
                                                        ========                               ========

LIABILITIES:
  Deposits:
   Interest bearing demand deposits...................     8,149       $  99         2.45%       $6,955      $    87         2.52%
   Premier money market...............................    83,256       2,222         5.38%       68,586        1,771         5.21%
   Other savings......................................     8,593         123         2.89%        4,665           44         1.90%
   Certificates of deposit............................    30,055         878         5.89%       31,882          916         5.79%
   IRA certificates of deposit........................     9,416         268         5.74%        6,456          174         5.44%
                                                        --------     -------       ------       -------      -------       ------
  Total deposits......................................   139,469       3,590         5.19%      118,544        2,992         5.09%
  Other borrowings....................................       651          15         4.65%          749           19         5.12%
                                                        --------     -------       ------       -------      -------       ------
  Total interest bearing liabilities..................   140,120       3,605         5.19%      119,293        3,011         5.09%
                                                        --------     -------       ------       -------      -------       ------
  Non-interest bearing liabilities:
   Demand deposits....................................    34,933                                 26,292
   Other liabilities..................................     2,470                                  2,250
                                                        --------                                -------
  Total non-interest bearing liabilities..............    37,403                                 28,542
  Stockholders' equity................................    42,532                                 14,752
                                                        --------                                -------
 Total liabilities and stockholders' equity...........  $220,055                               $162,587
                                                        ========                               ========

  Net interest income/net interest spread.............               $ 5,273         4.19%                   $ 3,611         4.21%
                                                                     =======       ======                    =======       ======

  Net interest margin.................................                               5.54%                                   5.04%
                                                                                   ======

                                                                  1998 COMPARED TO 1997
                                                                    CHANGES DUE TO (3):
                                                             -----------------------------------

                                                               VOLUME        RATE        TOTAL
                                                             -----------------------------------
ASSETS:
  Loans (2):
   Commercial...............................................   $ 2,150     $  (53)     $ 2,097
   Residential..............................................      (116)        39          (77)
   Other consumer...........................................         7         (2)           5
                                                               -------     ------      -------
  Total loans...............................................     2,041        (16)       2,025

  Investment securities.....................................        76         (4)          72
  Federal funds sold........................................       153          6          159
                                                               -------     ------      -------
  Total investment securities and funds sold................       229          2          231
                                                               -------     ------      -------

  Total earning assets......................................     2,270        (14)       2,256
  Total non-earning assets..................................

  Total assets..............................................

LIABILITIES:
  Deposits:
   Interest bearing demand deposits.........................   $    15     $   (3)     $    12
   Premier money market.....................................       392         59          451
   Other savings............................................        56         23           79
   Certificates of deposit..................................       (53)        15          (38)
   IRA certificates of deposit..............................        84         10           94
                                                               -------     ------      -------
  Total deposits............................................       494        104          598
  Other borrowings..........................................        (2)        (2)          (4)
                                                               -------     ------      -------
  Total interest bearing liabilities........................       492        102          594
                                                               -------     ------      -------
  Non-interest bearing liabilities:
   Demand deposits..........................................
   Other liabilities........................................

  Total non-interest bearing liabilities....................
  Stockholders' equity......................................

 Total liabilities and stockholders' equity.................

  Net interest income/net interest spread...................   $ 1,778     $ (116)     $ 1,662
                                                               =======     ======      =======
  Net interest margin.......................................

(1) Fully taxable equivalent income was calculated based on statutory federal and state tax rates.
(2) For purposes of these computations, non-accruing loans are included in the average balance.
(3) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INTEREST INCOME. Interest income increased 34% or $2.3 million to $8.9 million for the six month period ended June 30, 1998 from $6.6 million for the six month period ended June 30, 1997 due to a 40% or $41.4 million increase in the average balance of commercial loans, reflecting strong unguaranteed commercial loan originations in the first six months of 1998. The average balance of federal funds sold increased $5.7 million, or 48% to fund loan and line of credit commitments for the six month period ended June 30, 1998 when compared to the six month period ended June 30, 1997.

INTEREST EXPENSE. Interest expense increased 20% or $594,000, to $3.6 million for the six month period ended June 30, 1998 from $3.0 million for the six month period ended June 30, 1997 as the average balance of interest-bearing deposits increased 18% or $20.9 million. The average balance of higher costing premier deposit products increased 21% or $14.7 million while the rate on these deposits increased 17 basis points for the six month period ended June 30, 1998 when compared to the six month period ended June 30, 1997 reflecting an increase in the external index as well as a shift to higher balance accounts.

PROVISION FOR POSSIBLE LOAN LOSSES.   The provision for possible loan losses
totaled $1.9 million for the six month period ended June 30, 1998 as compared to $959,000 for the six month period ended June 30, 1997. The increase reflects an additional provision made to bring the Allowance for Loan Losses to $4.0 million at June 30, 1998 from $3.1 million at December 31, 1997 to provide for an increasing percentage of unguaranteed commercial loans, and a general seasoning of the portfolio. See "Allowance for Loan Losses" for further analysis of the provision and related data.

NON-INTEREST INCOME.   Non-interest income is comprised of the following items:


                                             FOR THE SIX MONTHS ENDED
                                                     JUNE 30,
                                             ------------------------
NON-INTEREST INCOME:                            1998          1997
                                                ----          ----
                                              (DOLLARS IN THOUSANDS)
Gain (loss) on loan sales:
 SBA sales.................................  $    2,998    $    2,560
 USDA sales................................       1,136         1,205
 Ex-Im working capital sales...............         279            89
 Ex-Im medium term sales...................       1,559           967
 Unguranteed portions of SBA and USDA......       2,482           370
 Other commercial sales....................         (72)          228
 Residential sales.........................         (23)           59
                                             ----------    ----------
    Total gain on loan sales...............       8,359         5,478

Loan servicing income and other fees.......       1,985         1,121
Service charges and other deposit fees.....         291           204
Other income...............................         235           -
                                             ----------    ----------

Total non-interest income..................  $   10,870    $    6,803
                                             ==========    ==========

The 60% or $4.1 million increase in non-interest income for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 was due primarily to a 53% or $2.9 million increase in the gain on the sale of loans and a 77% or $864,000 increase in loan servicing income and fees.

In June 1998, the Company completed its first securitization of unguaranteed portions of SBA loans totaling $27 million, which included a prefunding account of $7 million and resulted in a gain of $2.4 million. Approximately one half of the loans included in the securitization were originated in 1998. The Company obtained a Aa3 rating from Moody's Investor Service for the senior security and, as required by SBA regulations, retained the $2.7 million subordinated certificate. This subordinated certificate, along with a cash reserve or "spread" account provided the credit enhancement necessary to obtain the Aa3 rating on the senior security. The balance of the spread account totaled $807,000 at June 30, 1998 and is included as restricted cash in the consolidated balance sheet. In connection with this transaction, the Company has recorded an interest-only strip totaling $2.4 million which represents the net present value of estimated cash flows due to the Company as servicer, after providing for estimated losses and prepayments on the underlying loans.

Year to date gains at June 30, 1998 on Ex-Im medium term loan sales increased 65% to $1.6 million from $967,000 for the same period last year, as the Company's international marketing efforts and contractual marketing representative referrals continue to be converted to loan closings. The Company also introduced privately insured short and medium term loan products which provide an alternative to the Company's Ex-Im Bank guaranteed loans to foreign buyers of U. S. made goods. This insurance, which covers 95% of the commercial risk, is provided by a major triple A rated private company.

Loan servicing income is comprised of the servicing fees received on loans sold on a servicing-retained basis, net of amortization of the servicing asset. The amount of the servicing fee varies in accordance with the terms of the loan sale.

Detailed below are the components of this servicing income:

LOAN SERVICING INCOME AND FEES                  FOR THE SIX MONTHS ENDED
------------------------------
                                                        JUNE 30,
                                                ------------------------
                                                   1998          1997
                                                   ----          ----
                                                 (DOLLARS IN THOUSANDS)
Loan Servicing Income:
 SBA guaranteed loans.........................  $      626    $      574
 USDA guranteed loans.........................         148           125
 Ex-Im working capital loans..................         111            77
 Ex-Im term loans.............................         180            56
 Other commercial loans.......................          67            58
 Residential and consumer loans...............          32            26
                                                ----------    ----------

Total loan servicing income...................       1,164           916
Other fees....................................         821           205
                                                ----------    ----------

Total loan servicing income and other fees....  $    1,985    $    1,121
                                                ==========    ==========

LOANS SERVICED FOR OTHERS
-------------------------
(AT PERIOD END)
Outstanding balance...........................  $  537,498     $ 344,898
                                                ==========    ==========

The 27% or $248,000 increase in loan servicing income reflects the 58% or $178 million increase in the average balance of loans serviced for others to $483.3 million for the six month period ended June 30, 1998 and reflects an increasing amount of Ex-Im terms loans which are semi-annual pay and carry a lower servicing fee. See "Loans" below for further details of the Serviced for Others Loan Portfolio.

The $616,000 increase in other fees is due to a gain of $125,000 on the sale of residential mortgage servicing rights and an $83,000 gain on the sale of the Company's merchant credit card servicing commissions as the Company divested operational functions not directly related to its primary commercial loan servicing business. Additionally, letter of credit fees increased $118,000 or 98% due to a greater demand from the Company's exporting borrowers for letters of credit and fees forfeited by potential borrowers who chose not to close loans with the Company also increased during the period.

NON-INTEREST EXPENSE.  Non-interest expense is comprised of the following items:

                                             FOR THE SIX MONTHS ENDED
                                                     JUNE 30,
                                             ------------------------
                                                1998          1997
                                                ----          ----
NON-INTEREST EXPENSE:                         (DOLLARS IN THOUSANDS)
Salaries and benefits.....................   $    5,002    $    3,952
Occupancy.................................          748           453
Furniture and equipment...................          468           311
Outside services..........................          298           285
Office expenses...........................          382           220
Marketing expenses........................          455           341
Loan collection...........................           88            97
Other.....................................          390           251
                                             ----------    ----------
       Total non-interest expense.........   $    7,831    $    5,910
                                             ==========    ==========

The 33% or $1.9 million increase in non-interest expense for the six month period ended June 30, 1998 as compared to the same period ended June 30, 1997 reflects the 38% increase in full time employees to 157 from 114 and related costs, as well as a shift to more professionals. The number of loan officers increased 97% to 57 at June 30, 1998 from 29 at June 30, 1997 as more staff was added to the Company's newer domestic representative offices and the Hartford-based international banking business units expanded.

The 65% or $295,000 increase in occupancy expense reflects additional headquarters space leased to house new hires, the move from temporary leased space in Washington, D. C. and Pittsburgh, Pennsylvania and the opening of new offices in Rochester, New York and Philadelphia, Pennsylvania in the Spring of 1997, resulting in a full period's expense in 1998. Furniture and equipment expense increased 51% or $157,000 during this period as the Company's new facilities were equipped, resulting in an increase in depreciable assets.
Office and marketing expenses reflect increases due to the number of lending officers and their marketing efforts, as reflected in increased telephone, postage, travel and meals and entertainment. Certain of these expenditures will support future growth.

The Company's efficiency ratios, calculated as the ratio of non-interest expense to the sum of net interest income and non-interest income were 49% and 57% for the six month periods ended June 30, 1998 and 1997, respectively.

INCOME TAXES. The Company's effective tax rates decreased to 40% for the six month period ending June 30, 1998 from 42% for the six month period ended June 30, 1997 reflecting a 1% decrease in the State of Connecticut statutory tax rate, the effect of the blended effective tax rate for the various states in which the Company operates and the benefit of a dividend received deduction on certain investments.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997:

NET INCOME.   The 135% or $1.4 million increase in earnings for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 also reflects the increases in the Company's on and off-balance sheet loan serviced portfolios.

Diluted earnings per share increased 67% or $.12 to $.30 for the quarter ended June 30, 1998 from $.18 per share for the quarter ended June 30, 1997, and reflects a 40% increase in the weighted average shares outstanding.

NET INTEREST INCOME. Net interest income increased 37% or $669,000 for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 due to a $50 million, or 35% increase in average interest earning assets, reflecting the deployment of $23.8 million in public stock offering proceeds. The net interest spread decreased 48 basis points, due to a 27 basis point decrease in the yield on commercial loans and a 21 basis point increase in deposit rates as explained below.

AVERAGE BALANCES, INTEREST, YIELDS AND RATES
--------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis (1).

                                                   FOR THE THREE MONTHS ENDED  FOR THE THREE MONTHS ENDED   1998 COMPARED TO 1997
                                                         JUNE 30, 1998               JUNE 30, 1997           CHANGES DUE TO (3):
                                                   --------------------------- --------------------------- ------------------------
                                                              INTEREST AVERAGE            INTEREST AVERAGE
                                                     AVERAGE   EARNED/  YIELD/   AVERAGE   EARNED/  YIELD/
                                                     BALANCE    PAID     RATE    BALANCE    PAID     RATE   VOLUME   RATE   TOTAL
                                                   --------------------------- --------------------------- ------------------------
                                                                                  (DOLLARS IN THOUSANDS)
Assets:
  Loans (2):
    Commercial....................................  $ 147,305 $  3,708  10.07%  $ 108,228  $ 2,810   10.39%  $ 984   $ (86) $  898
    Residential...................................      5,339      118   8.84%      6,482      122    7.53%    (25)     21      (4)
    Other consumer................................      1,460       33   9.07%      1,667       40    9.63%     (5)     (2)     (7)
                                                   ---------- -------- -------- --------- -------- --------- ------ ------- -------
  Total loans.....................................    154,104    3,859   10.02%   116,377    2,972   10.22%    954     (67)    887

  Investment securities...........................     16,195      235    5.80%    16,604      244    5.88%     (6)     (3)     (9)
  Federal funds sold..............................     23,289      310    5.34%    10,589      147    5.57%    169      (6)    163
                                                   ---------- -------- -------- --------- -------- -------- ------- ------- -------
  Total investment securities and funds sold......     39,484      545    5.53%    27,193      391    5.76%    163      (9)    154
                                                   ---------- -------- -------- --------- -------- -------- ------- ------- -------

  Total earning assets............................    193,588    4,404    9.10%   143,570    3,363    9.37%  1,117     (76)  1,041
  Total non-earning assets........................     32,559                      21,264
                                                   ----------                   ---------
  Total assets....................................  $ 226,147                   $ 164,834
                                                   ==========                   =========


Liabilities:
  Deposits:
    Interest bearing demand deposits..............  $   8,643 $     54    2.51% $   7,024  $    45    2.57%  $  10   $  (1) $    9
    Premier money market..........................     83,400    1,114    5.36%    70,061      909    5.20%    178      27     205
    Other savings.................................      9,007       81    3.61%     5,453       29    2.13%     32      20      52
    Certificates of deposit.......................     35,822      538    6.02%    31,947      466    5.85%     58      14      72
    IRA certificates of deposit...................      9,366      133    5.70%     6,422       90    5.62%     42       1      43
  Total deposits.................................. ---------- -------- -------- --------- -------- -------- ------ -------- -------
                                                      146,238    1,920    5.27%   120,907    1,539    5.11%    320      61     381
  Other borrowings................................        692        3    1.74%       967       12    4.98%     (1)     (8)     (9)
  Total interest bearing liabilities.............. ---------- -------- -------- --------- -------- -------- ------- ------- -------
                                                      146,930    1,923    5.31%   121,874    1,551    5,10%    319      53     372
                                                   ---------- -------- -------- --------- -------- -------- ------- ------- -------
  Non-interest bearing liabilities:
    Demand deposits...............................     34,070                      25,426
    Other liabilities.............................      1,981                       2,323
  Total non-interest bearing liabilities.......... ----------                   ---------
                                                       36,051                      27,749
  Stockholders' equity............................     43,166                      15,211
  Total liabilities and stockholders' equity...... ----------                   ---------
                                                   $  226,147                   $ 164,834
                                                   ==========                   =========
  Net interest income/net interest spread.........            $  2,481    3.79%            $ 1,812    4.27%  $ 798   $(129) $  669
                                                              ======== ========           ======== ======== ======= ======= =======
  Net interest margin.............................                        5.12%                       5.04%
                                                                       ========                    ========

(1) Fully taxable equivalent income was calculated based on statutory federal and state tax rates.
(2) For purposes of these computations, non-accruing loans are included in the average balance.
(3) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INTEREST INCOME.   Interest income increased 31% or $1.0 million for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 due to a $39.0 million increase in the average balance of commercial loans, as commercial originations increased for the quarter. The effect of such increase was partially offset by a 27 basis point decrease in the yield on assets as certain higher yielding commercial loans were sold from the portfolio in 1998 and a greater percentage of funds were held in liquid investments.

INTEREST EXPENSE. Interest expense increased 24% or $372,000 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997 due to a 21% or $25 million increase in the average balance of interest bearing deposits. The average balance of higher priced premier savings deposits increased 19% or $13.3 million for the quarter ended June 30, 1998 from June 30, 1997 resulting in an increase in interest expense of $178,000 for the quarter. Increases in rates on premier savings and other deposits accounted for a further increase of $61,000.

PROVISION FOR POSSIBLE LOAN LOSSES.   The provision for possible loan losses
totaled $1.1 million for the quarter ended June 30, 1998 as compared to $591,000 for the quarter ended June 30, 1997 to provide for an increasing percentage of unguaranteed commercial loans, and a general seasoning of the portfolio. See "Allowance for Loan Losses" for further analysis of the provision and related data.

NON-INTEREST INCOME.  Non-interest income is comprised of the following items:

                                            FOR THE THREE MONTHS ENDED
                                                    JUNE 30,
                                            --------------------------
NON-INTEREST INCOME:                            1998           1997
                                                ----           ----
                                               (DOLLARS IN THOUSANDS)
Gain (loss) on loan sales:
 SBA sales................................  $    1,690      $   1,461
 USDA sales...............................         568            673
 Ex-Im working capital sales..............         199             68
 Ex-Im medium term sales..................         818            514
 Unguaranteed portions of SBA and USDA....       2,365            370
 Other commercial sales...................         (77)           167
 Residential sales........................         (26)             3
                                            -----------     ---------
Total gain on loan sales..................       5,537          3,256

Loan servicing income and other fees......       1,059            593
Service charges and other deposit fees....         146            114
Other income..............................         220              -
                                            -----------     ---------

Total non-interest income.................  $    6,962      $   3,963
                                            ===========     =========

The 76% or $3.0 million increase in non-interest income for the three month period ended June 30, 1998 as compared to the three month period ended June 30, 1997 was due primarily to a $2.3 million increase in gain on loan sales and a $466,000 increase in loan servicing and other fee income.

The 70% increase in gain on loan sales was attributable to a securitization of the unguaranteed portions of SBA loans as explained earlier, which resulted in a gain of $2.4 million, as well as a 59% or $304,000 increase in gains on Ex-Im medium term loan sales due to an increase in the volume of such loans sold in the quarter ended June 30, 1998 over the same quarter last year.

The 79% or $466,000 increase in loan servicing income and other fee income as detailed below, includes a 21% or $108,000 increase in loan servicing income, reflecting an increase in the balance of commercial loans serviced for others, which totaled $537.5 million at June 30, 1998, as well as a $358,000 increase in other fees. During the period, the Company sold its residential mortgage servicing rights for a gain of $125,000 and its merchant credit card servicing commissions for $83,000 to divest of operational functions not directly related to its primary commercial loan servicing business. Additionally, letter of credit fee income and fees forfeited by potential borrowers who chose not to close loans with the Company increased during the period.

LOAN SERVICING INCOME AND FEES                   FOR THE THREE MONTHS ENDED
------------------------------
                                                          JUNE 30,
                                                 --------------------------
                                                   1998              1997
                                                   ----              ----
                                                   (DOLLARS IN THOUSANDS)
Loan Servicing Income:
 SBA guaranteed loans.........................  $     345      $      295
 USDA guaranteed loans........................         72              76
 Ex-Im working capital loans..................         55              39
 Ex-Im terms loans............................         85              43
 Other commercial loans.......................         38              37
 Residential and consumer loans...............         16              13
                                                ---------      ----------

  Total loan servicing income.................        611             503
Other fees....................................        448              90
                                                ---------      ----------

Total loan servicing income and other fees....  $   1,059      $      593
                                                =========      ==========

LOANS SERVICED FOR OTHERS
-------------------------
(AT PERIOD END)
Outstanding balance...........................  $ 537,498      $  344,898
                                                =========      ==========

NON-INTEREST EXPENSE.  Non-interest expense is comprised of the following items:

                                          FOR THE THREE MONTHS ENDED
                                                  JUNE 30,
                                          --------------------------
                                             1998            1997
                                             ----            ----
NON-INTEREST EXPENSES:                        (DOLLARS IN THOUSAND)
Salaries and benefits...................  $  2,765        $  2,226
Occupancy...............................       377             242
Furniture and equipment.................       243             163
Outside services........................       198             201
Office expenses.........................       198             135
Marketing expenses......................       258             186
Loan collection.........................        30             103
Other...................................       221             158
                                          --------        --------
   Total non-interest expense...........  $  4,290        $  3,414
                                          ========        ========

The 26% or $876,000 increase in non-interest expense for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 reflected the 38% increase in full time employees to 157 from 114 over the period and related personnel costs, as well as a shift to more highly compensated employees. Non-personnel expenses increased 38% for the quarter ended June 30, 1998 due to an increase in occupancy and marketing costs, a portion of which will support future growth.

The Company's efficiency ratios, calculated as the ratio of non-interest expense to the sum of net interest income and non-interest income, were 45% and 59% for the quarters ended June 30, 1998 and 1997, respectively.

INCOME TAXES.   The Company's effective tax rates decreased to 40% for the quarter ended June 30, 1998 from 41% for the quarter ended June 30, 1997 reflecting a 1% decrease in the State of Connecticut statutory tax rate, the effect of the blended effective tax rate for the various states in which the Company operates and the benefit of a dividend received deduction on certain investments.


DISCUSSION OF CHANGES IN FINANCIAL CONDITION TO JUNE 30, 1998 FROM DECEMBER 31, 1997

GENERAL. Total assets increased 15% or $31.9 million to $250.8 million at June 30, 1998 from $218.9 million at December 31, 1997, due to increases in federal funds sold and a 20% or $5.8 million increase in receivable from loans sold. This growth was funded by growth in savings and time deposit accounts.

INVESTMENT SECURITIES. Investment securities portfolios totaled $21.1 million at June 30, 1998, representing a decrease of 5% or $1.2 million from the December 31, 1997 balance of $22.3 million.

LOANS.  The loan portfolio and loan serviced portfolio were as follow:

                                                      JUNE 30,           DECEMBER 31,
LOAN PORTFOLIO                                         1998                 1997
--------------                                     -------------       ---------------
                                                      (DOLLARS IN THOUSANDS)
SBA loans......................................... $     14,391        $     29,912
USDA loans........................................        7,661               6,541
Ex-Im working capital loans.......................        3,429               3,858
Ex-Im term loans..................................        1,644                 743
Insured international term loans..................          259                 -
Import loans......................................        3,263                 -
Production equipment..............................          544                 -
Other commercial loans............................       85,246              62,616
Owner occupied commercial mortgages...............        8,511              17,860
Investor mortgages................................        4,647               5,497
Residential and other consumer loans..............        4,313               8,371
                                                   -------------       ---------------
Total loans.......................................      133,908             135,398
Less:
   Discount on retained loans.....................        1,335               1,782
   Net deferred loan origination costs............         (596)               (109)
   Allowance for loan losses......................        4,000               3,100
                                                   -------------       ---------------

   Loans, net..................................... $    129,169        $    130,625
                                                   =============       ===============

Loans held for sale............................... $      7,847        $      9,070
                                                   =============       ===============

LOANS SERVICED FOR OTHERS
Guaranteed Loans
   SBA............................................ $   227,426         $    195,454
   USDA...........................................      59,848               45,806
   Ex-Im working capital..........................      13,904               12,183
   Ex-Im term.....................................      92,993               70,611
   FHLMC.........................................          -                 17,305
                                                   -------------       ---------------
                                                       394,171              341,359
Unguaranteed Portions and Unguaranteed Loans
   SBA............................................      50,255               51,673
   USDA...........................................       5,352                5,326
   Securitized unguaranteed SBA loans.............      21,883                  -
   Other commercial...............................      63,272               27,235
   Home equity lines..............................       2,565                3,484
                                                   -------------       ---------------
                                                       143,327               87,718
                                                   -------------       ---------------

Total loans serviced for others................... $   537,498         $    429,077
                                                   =============       ===============

Total loans under management...................... $   679,253         $    573,545
                                                   =============       ===============

Originations aggregated $181.3 million for the six months ended June 30, 1998 while loan sales amounted to $157.1 million for the period. The Company completed a securitization of the unguaranteed portions of SBA loans, approximately $13 million of which were included in the Company's loan portfolio at December 31, 1997. The Company also sold certain owner occupied commercial mortgages and residential mortgages from portfolio to provide liquidity for current marketing efforts. Additionally, the servicing rights related to the Company's recent residential sale and its FHLMC portfolio were sold to enable the servicing personnel to focus on the core commercial servicing operations.

The increase in net deferred loan origination costs reflects an increase in net deferred costs due to the volume of loans originated and held in portfolio less a reduction in fees deferred when certain loans were sold from portfolio and such fees recognized as income during the period.

ALLOWANCE FOR LOAN LOSSES. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At June 30, 1998 the Allowance totaled $4.0 million and represented 3.0% of total loans. The Allowance totaled $3.1 million and represented 2.3% loans at December 31, 1997. The overall increase in the allowance is due to an increasing percentage of unguaranteed commercial loans and a general seasoning of the commercial loan portfolio as well as the introduction of new loan products where the Company had limited historical experience. Management has determined the current level of the Allowance to be appropriate given the historic loss experience from its core lines of business.

Net charge-offs for the six month periods ended June 30, 1998 remained relatively flat at $1 million as compared to the same period in the prior year. Annualized net charge-offs as a percentage of average loans totaled 1.29% at June 30, 1998 down from 1.64% at June 30, 1997. Net charge-offs from the investor mortgage portfolio declined significantly for the six months ended June 30, 1998 to 10% of net charge-offs compared to 84% of net charge-offs for the six months ended June 30, 1997 as the portfolio balance decreased and problems with the underlying properties were resolved. Management believes that the increase in the dollar amount of charge-offs from the Company's "core" SBA and commercial portfolios reflects the seasoning of such portfolios.

                   ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                                                                         FOR THE YEAR
                                                            FOR THE THREE MONTHS  FOR THE SIX MONTHS         ENDED
                                                            ENDED JUNE 30,        ENDED JUNE 30,         DECEMBER 31,
                                                            -----------------------------------------------------------
                                                               1998       1997       1998       1997         1997
                                                               ----       ----       ----       ----         ----
                                                                                  (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
   at the beginning of the period...........                  $   3,650   $  2,750   $  3,100   $  3,000     $   3,000
Charge-offs:
   Investor mortgage........................                        223        190        223        801         1,395
   SBA......................................                        299         74        299         74           262
   USDA.....................................                          -          -          -          -            68
   Commercial...............................                        335          -        535         17           279
   Private..................................                         49          -         83          1            46
   Residential and other consumer...........                          -         78          8         78           195
                                                              ---------   --------   --------   --------     ---------
   Total charge-offs........................                        906        342      1,148        971         2,245
Recoveries:
   Investor mortgage........................                        113          -        123          -             6
   SBA......................................                          -          -          -          -            13
   Commercial...............................                         18          1         19          3            77
   Residential and other consumer...........                          -          -          -          9            10
                                                              ---------   --------   --------   --------     ---------
   Total recoveries.........................                        131          1        142         12           106
                                                              ---------   --------   --------   --------     ---------
Net charge-offs.............................                        775       341       1,006       959          2,139
Provision for loan losses...................                      1,125       591       1,906       959          2,239
                                                              ---------   --------   --------   --------     ---------
Balance of allowance for loan
   losses at end of period..................                  $   4,000   $  3,000   $  4,000   $  3,000     $   3,100
                                                              =========   ========   ========   ========     =========

Total loans.................................                  $ 133,908   $118,189   $133,908   $118,189     $ 135,398
                                                              =========   ========   ========   ========     =========
Allowance to total loans....................                       3.0%       2.5%       3.0%       2.5%          2.3%
                                                              =========   ========   ========   ========     =========

As noted below, total non-performers remain under 2% and the Allowance provides coverage equal to 156% of non-performers at June 30, 1998.

                                                  JUNE 30,       DECEMBER 31,
                                                  --------       ------------
                                                    1998             1997
                                                    ----             ----
                                                     (DOLLARS IN THOUSANDS)
Commercial:
Unguaranteed portions of SBA and USDA..........   $  1,757       $  1,226
Commercial mortgage............................         10             39
Other commercial...............................        744            535
Investor mortgages.............................         38            415
Consumer.......................................          8            149
                                                  --------       --------
   Total non-performing loans..................   $  2,557       $  2,364
                                                  ========       ========

Total non-performing loans to total loans......      1.91%          1.75%
                                                  ========       ========

Total non-performig loans to total assets......      1.02%          1.08%
                                                  ========       ========

Allowance to total non-performing loans........       156%           131%
                                                  ========       ========

The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis, and therefore allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. (All of the loans included in the Company's portfolio are to domestic companies. Any loans to foreign entities at June 30, 1998 are U.S. dollar denominated, 100% Ex-Im Bank guaranteed and sold at origination.)

                                                                      JUNE 30,       DECEMBER 31,
                                                                      --------       ------------
                                                                        1998            1997
                                                                        ----            ----
                                                                        (DOLLARS IN THOUSANDS)
ALLOCATION OF THE ALLOWANCE BY
CATEGORY OF LOANS:
Unguaranteed Portions of:
     SBA and USDA............................................      $       858     $      853
     Ex-Im working capital loans.............................              120            145
Other international loans....................................               15            -
Commercial mortgage..........................................              144            250
Other commercial.............................................            1,824          1,052
Investor mortgage............................................              131            269
Residential and other consumer...............................               30             67
Unallocated..................................................              878            464
                                                                   -------------   ------------
     Total allowance for loan losses.........................      $     4,000     $    3,100
                                                                   =============   ============

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
Unguaranteed Portions of:
     SBA and USDA............................................             16.5%          26.9%
     Ex-Im working capital...................................              2.6            2.8
Other international loans....................................              2.5            -
Ex-Im medium term............................................              1.2            0.5
Commercial mortgage..........................................              6.9           14.7
Other commercial.............................................             63.6           44.8
Investor mortgages...........................................              3.5            4.1
Residential and other consumer...............................              3.2            6.2
                                                                   -------------   ------------
     Total...................................................              100%           100%
                                                                   =============   ============

STOCKHOLDERS' EQUITY. Stockholders' equity increased $3.8 million during the six month period ended June 30, 1998 due to the retention of earnings net of quarterly dividends of $.03 per share, or an aggregate of $473,000. The Company also received $151,000 from the exercise of employee and director stock options during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and funding are its deposit base and loan sales and participations. Secondary sources of liquidity include Federal Home Bank Loan Advances and the sale of investments.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels, as well as estimated liquidity needs from maturing and disintermediating deposits, approved extensions of credit, and unadvanced commitments to existing borrowers, in determining the level and maturity of deposits necessary to support operations. Historically the Company has increased the level of deposits to support its planned loan growth. The Company intends to continue to use alternative funding sources such as securitizations and other bulk loan sales and to pursue the use of liquidity or "warehouse funding" lines from third parties to supplement its historical sources of liquidity.

As of June 30, 1998 the Company had outstanding commitments to fund loans and lines of credit of $65.6 million and had issued letters of credit totaling $24.4 million.

The Company believes that it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies and maintains a "well-capitalized" status, with a total capital to risk-weighted assets of 22.6% and a Tier 1 capital to assets or leverage ratio of 19.5% at June 30, 1998.

As in prior periods, the Company has limited exposure to market risk as it uses no derivatives, has an investment portfolio with a short duration and has a tolerable level of interest rate risk.


YEAR 2000 COMPLIANCE

As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95 is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., '99) could be the maximum date value these systems will be able to accurately process. The Company determined that its deposit item processing system could not be readily made to be year 2000 compliant and outsourced this function in the first quarter of 1998. The Company has developed a plan to address all other major systems which are supported by third party vendors and the issues raised by the Federal Financial Institutions Examination Council. The Company is in the process of working with all of its service providers and software vendors to prepare for the year 2000. Management does not anticipate that the Company will incur significant operating expense or be required to invest heavily in computer system improvements to be year 2000 compliant.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The annual meeting of the Registrant's stockholders was held on April 28, 1998. At such meeting, Michael R. Carter and Frank P. Longobardi were reelected as directors of the Registrant, and an amendment of the Registrant's Amended and Restated 1996 Stock Option Plans was approved. Of the shares present in person or by proxy at the meeting
          (i) 7,073,554 and 7,074,734 shares were voted in favor of Mr. Carter and Mr. Longobardi, respectively; 10,430 and 9,250 shares were voted against or were the subject of proxies in which authority to vote for them was withheld from Mr. Carter and Mr. Longobardi, respectively; and (ii) 6,743,869 shares were voted for the amendment to the Stock Option Plans; 223,607 shares were voted against the amendment to the Stock Option Plans; 57,708 shares abstained; and 58,800 shares were the subject of broker non-votes.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

               3 (i) Amended and Restated Articles of Incorporation of the Registrant*
                 (ii)  Amended and Restated By-laws of the Registrant*

               11.1    Computation of Per Share Earnings

               27      Financial Data Schedule

          (b)  Reports on Form 8-K.

               The Registrant did not file any Reports on Form 8-K during the second quarter of 1998.


* Denotes an exhibit which has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-31339 and which is incorporated herein by reference.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        First International Bancorp, Inc.
                                        ----------------------------------------
                                        (Registrant)


Date:  August 13, 1998                  By:  /s/ Brett N. Silvers
       ---------------                       -----------------------------------
                                             Brett N. Silvers
                                             Its President


Date:  August 13, 1998                  By:  /s/ Leslie A. Galbraith
       ---------------                       -----------------------------------
                                             Leslie A. Galbraith
                                             Its Treasurer and Secretary
                                                 and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

11.1                Computation of Per Share Earnings

27                  Financial Data Schedule