Form 10-Q
period 1998-09-30
FIRST INTERNATIONAL BANCORP INC
filed 1998-11-16
CIK 1040339

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended           SEPTEMBER 30, 1998
                                                     ------------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to  _________________

                         Commission file number      0-22861
                                                     -------

                       FIRST INTERNATIONAL BANCORP, INC.
                       ---------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                            06-1151731
         --------                                            ----------
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)


         One Commercial Plaza, Hartford, CT                  06103
         -----------------------------------                 -----
         (Address of Principal Executive Offices)            (Zip Code)

         Registrant's Telephone Number, Including Area Code  860-727-0700
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
Yes  X     No
    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, outstanding on October 29, 1998 was 7,947,837.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS

                                                    September 30,  December 31,
                                                        1998           1997
                                                    -------------  -------------
                                                     (unaudited)
Cash and cash equivalents ........................  $    30,515    $     17,394
Investment securities ............................       21,525          22,271
Loans, net .......................................      151,273         130,625
Loans held-for-sale ..............................        7,082           9,070
Premises and equipment, net ......................        3,912           2,694
Receivable from loans sold .......................       27,557          28,775
Prepaid expenses and other assets ................       10,422           8,022
                                                    -------------  -------------
     Total assets ................................  $   252,286    $    218,851
                                                    =============  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,  December 31,
                                                    -------------  -------------
                                                        1998           1997
                                                    -------------  -------------
                                                     (unaudited)
Deposits .........................................  $   202,848    $    172,321
Other liabilities ................................        2,774           4,382
                                                    -------------  -------------
     Total liabilities ...........................      205,622         176,703
Stockholders' equity:
Common stock, 7,932,537 and 7,866,735 shares
     issued and outstanding ......................          793             787
Paid-in capital in excess of par value ...........       32,275          32,083
Stockholder note receivable ......................         (925)           (877)
Unrealized holding gain on investments
   available-for-sale, net .......................          359              12
Retained earnings ................................       14,162          10,143
                                                    -------------  -------------
      Total stockholders' equity .................       46,664          42,148
                                                    -------------  -------------
      Total liabilities and stockholders' equity .  $   252,286    $    218,851
                                                    =============  =============


See accompanying notes to unaudited condensed consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)

                                                                              Three Months Ended               Nine Months Ended
                                                                                September 30,                    September 30,
                                                                           ------------------------        -------------------------
                                                                            1998             1997            1998            1997
                                                                           --------        --------        --------         --------
Interest income:
    Loans, including net fees .....................................        $  3,764        $  3,293        $ 11,619         $  9,124
    Investment securities .........................................             339             323             890              802
    Federal funds sold ............................................             742             197           1,214              510
                                                                           --------        --------        --------         --------
       Total interest income ......................................           4,845           3,813          13,723           10,436

Interest expense:
    Deposits ......................................................           2,149           1,687           5,739            4,679
    Other .........................................................               6               7              21               27
                                                                           --------        --------        --------         --------
       Total interest expense .....................................           2,155           1,694           5,760            4,706
                                                                           --------        --------        --------         --------
    Net interest income ...........................................           2,690           2,119           7,963            5,730
Provision for possible loan losses ................................             659             157           2,565            1,116
                                                                           --------        --------        --------         --------
    Net interest income after
       provision for possible loan losses .........................           2,031           1,962           5,398            4,614

Non-interest income:
    Gain (loss) on sale of:
       Guaranteed commercial loans ................................           2,011           1,583           7,983            6,403
       Unguaranteed portions of commercial loans ..................             433              --           2,915              370
       Other commercial loans .....................................              90             156              18              384
       Residential loan sales .....................................               9              --             (14)              60
                                                                           --------        --------        --------         --------
          Total gain on loan sales ................................           2,543           1,739          10,902            7,217


    Loan servicing income and other fees ..........................             986             716           2,971            1,837
    Service charges and other deposit fees ........................             106             119             397              323
    Other income ..................................................              16             229             251              229
                                                                           --------        --------        --------         --------
          Total non-interest income ...............................           3,651           2,803          14,521            9,606
                                                                           --------        --------        --------         --------
    Total operating income ........................................           5,682           4,765          19,919           14,220

Non-interest expense:
    Salaries and benefits .........................................           2,604           2,500           7,606            6,452
    Occupancy .....................................................             376             239           1,124              692
    Furniture and equipment .......................................             252             182             720              493
    Outside services ..............................................             225              75             523              360
    Office expenses ...............................................             223             152             605              372
    Marketing .....................................................             406             199           1,003              597
    Loan collection ...............................................              76              40             164              137
    Other .........................................................             161              85             409              279
                                                                           --------        --------        --------         --------
       Total non-interest expense .................................           4,323           3,472          12,154            9,382
                                                                           --------        --------        --------         --------
    Income before income taxes ....................................           1,359           1,293           7,765            4,838
Provision for income taxes ........................................             474             542           3,036            2,034
                                                                           --------        --------        --------         --------
       Net income .................................................        $    885        $    751        $  4,729         $  2,804
                                                                           ========        ========        ========         ========

Basic earnings per common share ...................................        $   0.11        $   0.13        $   0.60         $   0.48
                                                                           ========        ========        ========         ========

Diluted earnings per common share .................................        $   0.11        $   0.12        $   0.58         $   0.47
                                                                           ========        ========        ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)


                                                                                                         For the Nine Months Ended
                                                                                                               September 30,
                                                                                                      ------------------------------

                                                                                                        1998                 1997
                                                                                                      --------             --------
Cash flows from operating activities:
         Net cash provided by operating activities .......................................            $ 14,310             $  4,796
                                                                                                      --------             --------
Cash flows from investing activities:
         Net increase in loans ...........................................................             (30,552)             (27,109)

         Purchase of investment securities available for sale ............................              (8,468)             (12,502)

         Proceeds from maturities and principal repayments of
          investment securities available for sale .......................................               4,678                1,463
         Proceeds from maturities and principal repayments of
          investment securities held to maturity .........................................               4,714                   98
         Purchase of equity securities ...................................................                (709)                (782)

         Proceeds from sale of  equity securities and investment
            securities available for sale ................................................               1,102                   --
         Capital expenditures, net .......................................................              (1,903)              (1,258)
                                                                                                      --------             --------

               Net cash used in investing activities .....................................             (31,138)             (40,090)
                                                                                                      --------             --------
Cash flows from financing activities:
         Net increase in deposits ........................................................              30,527               15,694
         Net decrease in other borrowings ................................................                 (67)                (902)

         Proceeds from issuance of common stock ..........................................                 199               20,908
         Dividends paid ..................................................................                (710)                (494)
                                                                                                      --------             --------
               Net cash provided by financing activities .................................              29,949               35,206

Net increase (decrease) in cash and cash equivalents .....................................              13,121                  (88)

Cash and cash equivalents at beginning of period .........................................              17,394               18,867
                                                                                                      --------             --------
Cash and cash equivalents at end of period ...............................................            $ 30,515             $ 18,779
                                                                                                      ========             ========


See accompanying notes to unaudited condensed consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

General
-------
The consolidated financial statements include the accounts of First International Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of New England (the "Bank") as well as those of a special purpose, bankruptcy remote subsidiary established in June 1998 to facilitate the completion of loan securitizations. Intercompany accounts and transactions have been eliminated in consolidation. The Bank operates a full service branch at its headquarters in Hartford, Connecticut and representative offices which are responsible for regional loan origination efforts, in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Rochester, New York; Pittsburgh and Philadelphia, Pennsylvania; Detroit, Michigan; Cleveland, Ohio; and Washington, D.C. The Bank's primary revenues are derived from net interest income and the origination and sale, on a servicing retained basis, of commercial loans. The Bank is a national leader in the use of loan guarantee programs offered by the U.S. Small Business Administration (the "SBA"), the U.S. Department of Agriculture (the "USDA") and the Export-Import Bank of the United States ("Ex-Im Bank").

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

Public Offering
---------------
The Company sold a total of 1,955,000 shares of its common stock in an underwritten public offering that commenced in September 1997 (the "Offering"). The Company received net proceeds, after underwriting commissions and expenses, of approximately $23,800,000 from the Offering. The Company's common stock began trading on The NASDAQ Stock Market (sm) under the symbol FNCE on September 23, 1997.

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

Comprehensive Income
--------------------
In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, defined as the change in equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for all years presented. The adoption of SFAS No. 130 requires the Company to present the impact of any change in the market value of the "available for sale" investment portfolio or other components of comprehensive income. For the nine month periods ended September 30, 1998 and 1997 such components of comprehensive income totaled $347,000 and $76,000, after income taxes, respectively. All amounts were comprised only of changes in the valuation allowance for the investment portfolio.


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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the continuation in their present form of the government guarantee loan programs of the SBA, USDA and Ex-Im Bank, upon which a significant portion of the Company's business depends, (ii) the Company's ability to continue its recent growth by following a non-traditional operating strategy of deriving a significant portion of its revenues from non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations, (iii) the Company's ability to accurately estimate the allowance and provision for possible loan losses and the factors underlying its calculation of the value of its servicing assets, including related interest-only strips, and (iv) the Company's lending concentration in the Northeast United States, which has certain economic risks, including higher "embedded" costs of doing business, such as fluctuating real estate values and the declining importance of manufacturing as the key industry in the region. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's Final Prospectus, dated September 22, 1997, in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

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

Results of Operations


                                                        For the Three Months Ended           For the Nine Months Ended
                                                               September 30,                       September 30,
                                                     ---------------------------------   ---------------------------------
                                                       1998        1997     % Change       1998        1997     % Change
                                                     ----------  ---------- ----------   ----------  ---------- ----------
                                                                 (amounts in thousands, except per share amounts)
Net interest income.................................   $ 2,690     $ 2,119        27%      $ 7,963     $ 5,730        39%
Provision for loan losses...........................       659         157       320%        2,565       1,116       130%
                                                     ----------  ---------- ----------   ----------  ---------- ----------
     Net interest income after provision............     2,031       1,962         4%        5,398       4,614        17%
Gain on loan sales..................................     2,543       1,739        46%       10,902       7,217        51%
Other non-interest income...........................     1,108       1,064         4%        3,619       2,389        51%
Non-interest expense................................     4,323       3,472        25%       12,154       9,382        30%
                                                     ----------  ---------- ----------   ----------  ---------- ----------
     Income before income taxes.....................     1,359       1,293         5%        7,765       4,838        61%
Income taxes........................................       474         542       (13%)       3,036       2,034        49%
                                                     ----------  ---------- ----------   ----------  ---------- ----------

          Net income................................     $ 885       $ 751        18%      $ 4,729     $ 2,804        69%
                                                     ==========  ========== ==========   ==========  ========== ==========

        Basic earnings per share....................    $ 0.11     $  0.13                 $  0.60     $  0.48
                                                     ==========  ==========              ==========  ==========
        Diluted earnings per share..................    $ 0.11      $ 0.12                  $ 0.58      $ 0.47
                                                     ==========  ==========              ==========  ==========

        Weighted average shares - basic.............     7,916       5,930                   7,897       5,826
                                                     ==========  ==========              ==========  ==========
        Weighted average shares - diluted...........     8,180       6,159                   8,198       6,025
                                                     ==========  ==========              ==========  ==========

Comparison of the Nine Months Ended September 30, 1998 and 1997:

Net Income. Net income increased 69% or $1.9 million for the nine month period ended September 30, 1998 when compared to the nine month period ended September 30, 1997, as increases in net interest income, gain on loan sales and loan servicing income were offset by increases in the provision for loan losses and non-interest expense. The increases in both income and expense are reflective of the increases in the Company's on and off-balance sheet loan serviced portfolios.

Diluted earnings per share increased 23% or $.11 to $.58 per share for the nine month period ended September 30, 1998 from $.47 per share for the nine month period ended September 30, 1997. Average weighted shares outstanding increased 36%, reflecting the impact of the Company's September 1997 public offering of 1,955,000 shares of common stock.

Net Interest Income. Net interest income increased 39% or $2.2 million for the nine month period ending September 30, 1998 when compared to the same period ending September 30, 1997, due to a 34% or $50.5 million increase in average earning assets, with only a 22% or $26.7 million increase in average earning liabilities due to deployment of the $23.8 million net proceeds from the Company's 1997 public stock offering. The net interest spread for the nine month period ending September 30, 1998 decreased 23 basis points when compared to the net interest spread for the same period ending September 30, 1997, as a greater amount of funds were held in liquid federal funds sold to fund loan and letter of credit commitments.

Average Balances, Interest, Yields and Rates

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis (1).



                                                  For The Nine Months Ended For The Nine Months Ended     1998 Compared to 1997
                                                      September 30, 1998        September 30, 1997          Changes Due to (3):
                                                 -------------------------- -------------------------- ----------------------------
                                                           Interest Average          Interest Average
                                                 Average    Earned/  Yield/ Average   Earned/  Yield/
                                                 Balance     Paid     Rate  Balance    Paid     Rate      Volume    Rate    Total
                                                 --------  --------  ------ --------  ------- --------   --------  ------  --------
                                                                              (dollars in thousands)
Assets:
    Loans (2):
       Commercial ............................   $141,566  $ 11,193   10.54%  $107,264  $ 8,548  10.63%  $  2,712  $  (67) $  2,645
       Residential ...........................      5,421       328    8.07%     8,528      463   7.24%      (188)     53      (135)
       Other consumer ........................      1,411        98    9.28%     1,577      113   9.58%       (11)     (4)      (15)
                                                 --------  --------  ------   --------  ------- ------   --------  ------  --------
    Total loans ..............................    148,398    11,619   10.44%   117,369    9,124  10.37%     2,513     (18)    2,495

    Investment securities ....................     19,530       890    6.08%    16,659      802   6.42%       131     (43)       88
    Federal funds sold .......................     29,141     1,214    5.57%    12,546      510   5.43%       691      13       704
                                                 --------  --------  ------   --------  ------- ------   --------  ------  --------
    Total investment securities and
       funds sold ............................     48,671     2,104    5.77%    29,205    1,312   5.99%       822     (30)      792
                                                 --------  --------  ------   --------  ------- ------   --------  ------  --------

    Total earning assets .....................    197,069    13,723    9.28%   146,574   10,436   9.49%     3,335     (48)    3,287
    Total non-earning assets .................     33,337                       21,264
                                                 --------                     --------
    Total assets .............................   $230,406                     $167,838
                                                 ========                     ========


Liabilities:
    Deposits:
       Interest bearing demand deposits ......   $  8,567  $    152    2.37%  $  7,100  $   132   2.49%  $     26  $   (6) $     20
       Premier money market ..................     89,136     3,582    5.37%    70,969    2,808   5.29%       730      44       774
       Other savings .........................      9,184       205    2.98%     5,688       81   1.90%        78      46       124
       Certificates of deposit ...............     32,816     1,399    5.70%    32,067    1,392   5.80%        31     (24)        7
       IRA certificates of deposit ...........      9,375       401    5.72%     6,457      266   5.51%       125      10       135
                                                 --------  --------  ------   --------  ------- ------   --------  ------  --------
    Total deposits ...........................    149,078     5,739    5.15%   122,281    4,679   5.12%       990      70     1,060
    Other borrowings .........................        615        21    4.57%       668       27   5.20%        (3)     (3)       (6)
                                                 --------  --------  ------   --------  ------- ------   --------  ------  --------
    Total interest bearing liabilities .......    149,693     5,760    5.14%   122,949    4,706   5.12%       987      67     1,054
                                                 --------  --------  ------   --------  ------- ------   --------  ------  --------

    Non-interest bearing liabilities:
       Demand deposits .......................     34,486                       27,222
       Other liabilities .....................      2,649                        2,358
                                                 --------                     --------
    Total non-interest bearing liabilities ...     37,135                       29,580
    Stockholders' equity .....................     43,578                       15,309
                                                 --------                     --------
    Total liabilities and stockholders' equity   $230,406                     $167,838
                                                 ========                     ========

    Net interest income/net interest spread ..             $  7,963    4.14%            $ 5,730   4.37%  $  2,348  $ (115) $  2,233
                                                           ========  ======             ======= ======   ========  ======  ========

    Net interest margin ......................                         5.38%                      5.20%
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

Interest Income. Interest income increased 32% or $3.3 million to $13.7 million for the nine month period ended September 30, 1998 from $10.4 million for the nine month period ended September 30, 1997, due to a 32% or $34.3 million increase in the average balance of commercial loans. New domestic and international loan products have contributed to the commercial loan growth as well as increased production in the Company's existing products due to geographical expansion in the U. S. The Company opened five regional loan production offices in 1997, which have contributed to the year to date increases in commercial loan originations. Total commercial originations totaled $275 million for the nine month period ended September 30, 1998 as compared to $191 million for the same period in 1997. During the past year, the Company has begun to market privately insured short and medium term loan products to foreign buyers of U.S. made goods. The products are offered as an alternative to the Company's Ex-Im Bank guaranteed products. The Company also introduced a production equipment term loan product to U. S. manufacturers. The average balance in these loan products has increased $5.6 million to $6.3 million for the nine month period ended September 30, 1998 from $674,000 for the nine month period ended September 30, 1997.

The interest income increase also reflects the $17 million or 132% increase in the average balance of federal funds sold for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997.

Interest Expense. Interest expense increased 22% or $1.1 million to $5.8 million for the nine month period ended September 30, 1998 from $4.7 million for the nine month period ended September 30, 1997, as the average balance of interest-bearing deposits increased 22% or $26.8 million. The average balance of higher costing premier deposit products increased 26% or $18.2 million while the rate on these deposits remained relatively flat for the periods.

Provision for Possible Loan Losses. The provision for possible loan losses totaled $2.6 million for the nine month period ended September 30, 1998 as compared to $1.1 million for the nine month period ended September 30, 1997. The increase reflects an additional provision made to bring the Allowance for Loan Losses to $4.2 million at September 30, 1998 from $3.1 million at December 31, 1997. This increase provided for an increasing percentage of unguaranteed commercial loans, and a general seasoning of the portfolio. See "Allowance for Loan Losses" for further analysis of the provision and related data.

Non-Interest Income.   Non-interest income is comprised of the following items:

                                                     For the Nine Months Ended
                                                         September 30,
                                                     -----------------------
Non-Interest Income:                                    1998        1997
                                                     -----------  ----------
                                                     (dollars in thousands)
Gain (loss) on loan sales:
  SBA sales.........................................   $  4,142     $ 3,438
  USDA sales........................................      1,553       1,286
  Ex-Im working capital sales.......................        423         178
  Ex-Im term sales..................................      1,865       1,501
  Unguaranteed portions of  SBA and USDA............      2,915         370
  Other commercial sales............................         18         384
  Residential sales.................................        (14)         60
                                                     -----------  ----------
       Total gain on loan sales.....................     10,902       7,217

Loan servicing income and other fees................      2,971       1,837
Service charges and other deposit fees..............        397         323
Other income........................................        251         229
                                                     -----------  ----------
Total non-interest income...........................   $ 14,521     $ 9,606
                                                     ===========  ==========

The 51% or $5.0 million increase in non-interest income for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 was due primarily to a 51% or $3.7 million increase in the gain on the sale of loans and a 62% or $1.1 million increase in loan servicing income and fees.

Year to date gains at September 30, 1998 on Ex-Im working capital loan sales increased 138% or $245,000 to $423,000 from $178,000 for the same period last year. Working Capital line originations increased 58% or $12.8 million for the period due to increased marketing and cross selling efforts by the Company's lenders.

Gains on SBA, USDA and Ex-Im term loan sales each increased by more than 20% or $1.3 million in the aggregate when compared to the same period last year. Domestic loan originations increased 52% or $67.2 million and domestic loan sales increased 70% or $55.9 million for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997. The gain on loan sales for the nine months ended September 30, 1998 includes a $2.8 million gain on the securitization of the unguaranteed portions of SBA loans that was recognized in the second quarter. The gain on the securitization comprises 26% of the nine month period gain on loan sales. Approximately one half of the $27 million of loans included in the securitization were originated in 1998.

The remaining increase in gain on loan sales is the result of a 51% increase in the number of loan officers to 62 at September 30, 1998 from 41 at September 30, 1997, as more staff was added to the Company's newer domestic representative offices and the Hartford-based international banking business units were expanded.

Loan servicing income is comprised of the servicing fees received on loans sold on a servicing-retained basis, net of amortization of the servicing asset. The amount of the servicing fee varies in accordance with the terms of the loan sale.

Detailed below are the components of this servicing income:

Loan Servicing Income and Fees                   For the Nine Months Ended
                                                       September 30,
                                                  --------------------------
                                                     1998           1997
                                                  -----------     ----------
Loan Servicing Income:                             (dollars in thousands)
  SBA loans.....................................   $   1,112      $     905
  USDA guaranteed loans.........................         228            192
  Ex-Im working capital loans...................         178            123
  Ex-Im term loans..............................         262            121
  Other commercial loans........................         103             86
  Residential and consumer loans................          45             42
                                                  -----------   ------------

Total loan servicing income.....................       1,928          1,469
Other fees......................................       1,043            368
                                                  -----------   ------------

Total loan servicing income and other fees......   $   2,971       $  1,837
                                                  ===========   ============
Loans Serviced for Others
(at period end)
Outstanding balance.............................   $ 540,053      $ 358,620
                                                  ===========   ============

The 31% or $459,000 increase in loan servicing income reflects the 55% or $172 million increase in the average balance of loans serviced for others to $484.5 million for the nine month period ended September 30, 1998. Servicing income for Ex-Im term loans, which pay semi-annually and carry a lower servicing fee, has increased 117% or $141,000 for the nine month period ended September 30, 1998, as compared to the nine month period ended September 30, 1997. The Company currently services 153 loans in 13 countries outside the United States. See "Loans" below for further details of the Serviced for Others Loan Portfolio.

The $675,000 increase in other fees is due partially to a second quarter gain of $125,000 on the sale of residential mortgage servicing rights as the Company divested operational functions not directly related to its primary commercial loan servicing business. Letter of credit fees for the nine month period ended September 30, 1998 increased $145,000 or 64% due to a greater demand from the Company's exporting borrowers for letters of credit as compared to the period ended September 30, 1997. Additionally, for the nine month period ended September 30, 1998, the Company recognized $215,000 in fees forfeited by potential borrowers who chose not to close loans with the Company, compared to $59,000 for the period ended September 30, 1997.

Other income for the nine months ended September 30, 1997 reflects $229,000 of interest income related to the note receivable from the Company's President that was issued in June 1994 in conjunction with the purchase of 614,600 shares of common stock. As discussed below, the accrued interest on this note was forgiven and the note was converted to a non-interest bearing note in connection with the successful completion of the September 1997 public offering. The note was then discounted to yield a market rate of interest. For the nine months ended September 30, 1998 other income reflects $47,000 of interest income accreted on the discounted note receivable.

Other income for 1998 also includes a second quarter gain of $83,000 on the sale of the Company's merchant credit card servicing commissions.

Non-Interest Expense.  Non-interest expense is comprised of the following items:

                                       For the Nine Months Ended
                                              September 30,
                                         ----------------------
Non-Interest Expense:                       1998        1997
                                         ----------   ---------
                                        (dollars in thousands)
Salaries and benefits...................  $  7,606     $ 6,452
Occupancy...............................     1,124         692
Furniture and equipment.................       720         493
Outside services........................       523         360
Office expenses.........................       605         372
Marketing expenses......................     1,003         597
Loan collection.........................       164         137
Other...................................       409         279
                                         ----------   ---------
          Total non-interest expense      $ 12,154     $ 9,382
                                         ==========   =========


The 30% or $2.8 million increase in non-interest expense for the nine month period ended September 30, 1998 as compared to the same period ended September 30, 1997 reflects the 37% increase in full time employees to 169 from 123 and the related costs. Salaries and benefits for the nine month period increased 18% or $1.2 million from the same period in 1997. The number of loan officers increased 51% to 62 at September 30, 1998 from 41 at September 30, 1997, as more staff was added to the Company's newer domestic representative offices and the Hartford-based international banking business units expanded. Additional staff was also added to the lending support business units of Credit Administration and Loan Servicing. Staffing in these areas increased 61% to 37 employees at September 30, 1998 from 23 at September 30, 1997.

The September 30, 1997 salary expense includes $526,000 associated with bonuses paid to the Company's President in conjunction with the public offering that was completed in September 1997. The bonuses were in the form of interest forgiveness and tax equalization related to the note receivable that was issued in June 1994 to facilitate the purchase of 614,600 shares of the Company's common stock, as mentioned above.

The 62% or $432,000 increase in occupancy expense reflects additional headquarters space leased to house new hires, the move from temporary leased space in Washington, D. C. and Pittsburgh, Pennsylvania and the opening of new offices in Rochester, New York and Philadelphia, Pennsylvania in the Spring of 1997, resulting in a full period's expense in 1998. Furniture and equipment expense increased 46% or $227,000 during this period as the Company's new facilities were equipped, resulting in an increase in depreciable assets. Office and marketing expenses reflect increases due to the number of lending officers and their marketing efforts, as reflected in increased telephone, marketing materials, postage, travel and meals and entertainment. Included in marketing expense are the pre-approved reimbursements paid to international master agents who represent the Company in certain foreign countries pursuant to contractual marketing agreements. Such master agent marketing expenses increased 222% or $187,000 for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997. Other expenses increased 47% or $130,000 for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1997, reflecting the outsourcing of the Company's item processing operations.

The Company's efficiency ratios, calculated as the ratio of non-interest expense to the sum of net interest income and non-interest income were 54% and 61% for the nine month periods ended September 30, 1998 and 1997, respectively.

Income Taxes. The Company's effective tax rates decreased to 39% for the nine month period ending September 30, 1998 from 42% for the nine month period ended September 30, 1997, reflecting a 1% decrease in the State of Connecticut statutory tax rate, the effect of the blended effective tax rate for the various states in which the Company operates and a $34,000 State of Connecticut tax refund that resulted from a statutory change relating to the 1991 through 1995 tax years which was received in September 1998.

Comparison of the Three Months Ended September 30, 1998 and 1997:

Net Income. The 18% or $134,000 increase in earnings for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 reflects the increases in the Company's on and off-balance sheet loan serviced portfolios and resultant interest and non-interest income, offset by increases in the provision for possible loan losses and operating expenses.

Diluted earnings per share decreased 8% or $.01 to $.11 for the quarter ended September 30, 1998 from $.12 per share for the quarter ended September 30, 1997 due to a 33% increase in the weighted average shares outstanding following the 1997 public offering.

Net Interest Income. Net interest income increased 27% or $571,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 due to a $58 million, or 38% increase in average interest earning assets, reflecting the deployment of $23.8 million in public stock offering proceeds. The net interest spread decreased 66 basis points due to a 75 basis point decrease in the yield on earning assets, partially offset by an 9 basis point decrease in deposit rates as explained below.


Average Balances, Interest, Yields and Rates
--------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis (1).

                                                For The Three Months Ended  For The Three Months Ended    1998 Compared to 1997
                                                    September 30, 1998          September 30, 1997         Changes Due to (3):
                                                --------------------------  --------------------------- --------------------------
                                                          Interest Average            Interest  Average
                                                Average   Earned/  Yield/   Average   Earned/   Yield/
                                                Balance     Paid    Rate    Balance     Paid     Rate   Volume     Rate     Total
                                                --------  -------- -------  --------- --------  ------- --------  ------   -------
                                                                              (dollars in thousands)
Assets:
    Loans (2):
      Commercial..............................  $ 134,823 $ 3,670   10.89%  $ 114,711 $ 3,121   10.88%    $ 547      $ 2     $ 549
      Residential.............................      3,344      70    8.37%      6,661     128    7.69%      (69)      11       (58)
      Other consumer..........................        982      24    9.69%      1,797      44    9.71%      (20)       -       (20)
                                                --------- -------   -----   --------- -------   -----   -------   ------   -------
    Total loans...............................    139,149   3,764    0.82%    123,169   3,293   10.69%      458       13       471

    Investment securities.....................     21,476     339    6.31%     17,510     323    7.38%       63      (47)       16
    Federal funds sold........................     52,084     742    5.65%     13,963     197    5.60%      543        2       545
                                                --------- -------   -----   --------- -------   -----   -------   ------   -------
    Total investment securities and
      funds sold..............................     73,560   1,081    5.85%     31,473     520    6.59%      606      (45)      561
                                                --------- -------   -----   --------- -------   -----   -------   ------   -------
    Total earning assets......................    212,709   4,845    9.11%    154,642   3,813    9.86%    1,064      (32)    1,032
    Total non-earning assets..................     37,200                      23,526
                                                ---------                   ---------
    Total assets..............................  $ 249,909                     178,168
                                                =========                   =========
Liabilities:
    Deposits:
      Interest bearing demand deposits........  $   9,390 $    53    2.24%      7,387 $    45    2.42%     $ 11      $(3)      $ 8
      Premier money market....................    100,705   1,360    5.36%     75,953   1,037    5.42%      334      (11)      323
      Other savings...........................     10,344      82    3.15%      7,405      37    1.98%       23       22        45
      Certificates of deposit.................     38,243     521    5.40%     32,433     476    5.82%       79      (34)       45
      IRA certificates of deposit.............      9,295     133    5.68%      6,457      92    5.65%       41        0        41
                                                --------- -------   -----   --------- -------   -----   -------   ------   -------
    Total deposits............................    167,977   2,149    5.08%    129,635   1,687    5.16%      488      (26)      462
    Other borrowings..........................        545       6    4.37%        510       7    5.45%        0       (1)       (1)
                                                --------- -------   -----   --------- -------   -----   -------   ------   -------
    Total interest bearing liabilities........    168,522   2,155    5.07%    130,145   1,694    5.16%      488      (27)      461
                                                --------- -------   -----   --------- -------   -----   -------   ------   -------
    Non-interest bearing liabilities:
      Demand deposits.........................     32,753                      29,048
      Other liabilities.......................      2,997                       2,565
                                                ---------                   ---------
    Total non-interest bearing liabilities....     35,750                      31,613
    Stockholders' equity......................     45,637                      16,410
                                                ---------                   ---------
    Total liabilities and stockholders' equity  $ 249,909                     178,168
                                                =========                   =========
    Net interest income/net interest spread...            $ 2,690    4.04%            $ 2,119    4.70%    $ 576      $(5)    $ 571
                                                          =======   =====             =======   =====   =======   ======   =======

    Net interest margin.......................                       5.09%                       5.47%
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

Interest Income. Interest income increased 27% or $1.0 million for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 due to a $20.0 million or 18% increase in the average balance of commercial loans and a $38 million increase in the average balance of federal funds sold. Commercial originations increased 41% or $27.3 million for the quarter ended September 30, 1998 to $93.6 million from $66.3 million for the same quarter last year. The yield on loans increased 13 basis points reflecting the Company's continuing emphasis on commercial loan origination and sale of loans, such as residential mortgages, not directly related to this business. The effect of such increase was partially offset by a 75 basis point decrease in the yield on assets as a greater percentage of funds were held in liquid investments. The average balance of federal funds sold increased to $52.1 million or 273% for the period ended September 30, 1998, as compared to $14.0 million for the period ended September 30, 1997. This increase reflects the proceeds of $27 million loan securitization completed in June 1998. This liquidity was maintained to fund loan and line of credit commitments.

Interest Expense. Interest expense increased 27% or $461,000 for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997, due to a 29% or $38.4 million increase in the average balance of interest bearing deposits. The average balance of higher priced premier savings deposits increased 33% or $24.8 million for the quarter ended September 30, 1998 from September 30, 1997, resulting in an increase in interest expense on these products of $334,000 for the quarter. An overall decrease in the rates on premier savings and certificates of deposit of 8 basis points offset the balance increase by $27,000.

Provision for Possible Loan Losses. The provision for possible loan losses totaled $659,000 for the quarter ended September 30, 1998 as compared to $157,000 for the quarter ended September 30, 1997 to provide for an increasing percentage of unguaranteed commercial loans and a general seasoning of the portfolio. See "Allowance for Loan Losses" for further analysis of the provision and related data.

Non-Interest Income.  Non-interest income is comprised of the following items:

                                            For the Three Months Ended
                                                  September 30,
                                             ---------------------
Non-Interest Income:                           1998       1997
                                             ---------  ----------
                                             (dollars in thousands)
Gain on loan sales:
  SBA sales................................   $ 1,144       $ 878
  USDA sales...............................       417          81
  Ex-Im working capital sales..............       145          89
  Ex-Im term sales.........................       305         535
  Unguaranteed SBA securitization..........       433           -
  Other commercial sales...................        90         156
  Residential sales........................         9           -
                                             ---------  ----------
 Total gain on loan sales..................     2,543       1,739

Loan servicing income and other fees.......       986         716
Service charges and other deposit fees.....       106         119
Other income...............................        16         229
                                             ---------  ----------

Total non-interest income..................   $ 3,651     $ 2,803
                                             =========  ==========

The 30% or $848,000 increase in non-interest income for the three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997 was due primarily to a 46% or $804,000 increase in gain on loan sales and a 38% or $270,000 increase in loan servicing and other fee income.

The 46% increase in gain on loan sales was primarily from the sale of government guaranteed domestic loans and reflects the increased contribution from the Company's U. S. representative offices opened within the past year. Domestic loan originations increased 46% or $19.6 million for the period ended September 30, 1998. Domestic loan sales increased 41% or $9.3 million for the period. Additionally, $433,000 of income related to the Company's delivery of approximately $5 million of loans, representing the final portion of the $27 million unguaranteed SBA loans securitized during the prior quarter.

The 38% or $270,000 increase in loan servicing income and other fee income as detailed below, includes a 39% or $214,000 increase in loan servicing income, reflecting an increase in the balance of commercial loans serviced for others, which totaled $540.1 million at September 30, 1998 an increase of 51% or $181.4 million from the balance at September 30, 1997.

Other income for the period ended September 30, 1997 reflects $229,000 of interest income related to the note receivable from the Company's President that was issued in June 1994 in conjunction with the purchase of 614,600 shares of common stock, as mentioned above. For the three months ended September 30, 1998 other income reflects $16,000 of interest income accreted on the discounted note receivable.

Loan Servicing Income and Fees                    For the Three Months Ended
                                                         September 30,
                                               ---------------------------------
                                                    1998              1997
                                               ---------------   ---------------
Loan Servicing Income:                              (dollars in thousands)
  SBA loans...................................      $     486         $     330
  USDA guaranteed loans.......................             80                67
  Ex-Im working capital loans.................             67                46
  Ex-Im term loans............................             82                64
  Other commercial loans......................             36                28
  Residential and consumer loans..............             13                15
                                               ---------------   ---------------

     Total loan servicing income                          764               550
Other fees....................................            222               166
                                               ---------------   ---------------

Total loan servicing income and other fees....      $     986         $     716
                                               ===============   ===============

Loans Serviced for Others
(at period end)
Outstanding balance...........................      $ 540,053         $ 358,620
                                               ===============   ===============


Non-Interest Expense.  Non-interest expense is comprised of the following items:

                                        For the Three Months Ended
                                            September 30,
                                       ------------------------
                                          1998         1997
                                       ------------  ----------
Non-Interest Expense:                   (dollars in thousands)
Salaries and benefits................      $ 2,604     $ 2,500
Occupancy............................          376         239
Furniture and equipment..............          252         182
Outside services.....................          225          75
Office expenses......................          223         152
Marketing expenses...................          406         199
Loan collection......................           76          40
Other................................          161          85
                                       ------------  ----------
          Total non-interest expense.      $ 4,323     $ 3,472
                                       ============  ==========


The September 30, 1997 salary expense includes $526,000 associated with bonuses paid to the Company's President as explained above. Without such expense, increase in non-interest expense for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 would have been 47% or $1.4 million, which reflects the 37% increase in full time employees to 169 from 123 over the period and related personnel costs. As mentioned above, significant growth in the lending and lending support business units has occurred within the past year. Non-personnel expenses increased 77% for the quarter ended September 30, 1998 due to an increase in occupancy and marketing costs, a portion of which will support future growth.

The Company's efficiency ratios, calculated as the ratio of non-interest expense to the sum of net interest income and non-interest income, were 68% and 71% for the quarters ended September 30, 1998 and 1997, respectively.

Income Taxes. The Company's effective tax rates decreased to 35% for the quarter ended September 30, 1998 from 42% for the quarter ended September 30, 1997, reflecting a 1% decrease in the State of Connecticut statutory tax rate, the effect of the blended effective tax rate for the various states in which the Company operates and a $34,000 State of Connecticut tax refund that resulted from statutory change relating to the 1991 through 1995 tax years which was received in September 1998. The 1998 expense also reflects a reduction of the current liability due to the finalization of the 1997 tax liability when the Company's tax returns were filed in September.

Discussion of Changes in Financial Condition to September 30, 1998 from December 31, 1997

General. Total assets increased 15% or $33.4 million to $252.3 million at September 30, 1998 from $218.9 million at December 31, 1997, due to increases loans and federal funds. This growth was funded by growth in savings and time deposit accounts.

Investment Securities. Investment securities portfolios totaled $21.5 million at September 30, 1998, representing a decrease of 3% or $746,000 from the December 31, 1997 balance of $22.3 million.

Loans. The Company's loan portfolio and loans serviced portfolio were as follow:

                                                 September 30, December 31,
Loan Portfolio                                       1998         1997
                                                  ------------ ------------
                                                   (dollars in thousands)

SBA loans......................................      $ 24,400     $ 29,912
USDA loans.....................................         8,309        6,541
Ex-Im working capital loans....................         4,084        3,858
Ex-Im term loans...............................           857          743
Insured international term loans...............         3,490            -
Import loans...................................         4,503            -
Production equipment...........................         1,893            -
Other commercial loans.........................        90,279       62,616
Owner occupied commercial mortgages............         9,614       17,860
Investor mortgages.............................         4,105        5,497
Residential and other consumer loans...........         4,208        8,371
                                                  ------------ ------------
Total loans....................................       155,742      135,398
Less:
    Discount on retained loans.................         1,043        1,782
    Net deferred loan origination costs........          (774)        (109)
    Allowance for loan losses..................         4,200        3,100
                                                  ------------ ------------

    Loans, net................................      $ 151,273    $ 130,625
                                                  ============ ============

Loans held for sale...........................      $   7,082    $   9,070
                                                  ============ ============

Loans Serviced for Others
Guaranteed Loans
    SBA.......................................      $ 228,808    $ 195,454
    USDA......................................         61,540       45,806
    Ex-Im working capital.....................         14,187       12,183
    Ex-Im term................................         91,057       70,611
    FHLMC.....................................            201       17,305
                                                  ------------ ------------
                                                      395,793      341,359
Unguaranteed Portions and Unguaranteed
Loans
    SBA.......................................         47,072       51,673
    USDA......................................          5,022        5,326
    Securitized unguaranteed SBA loans........         26,380            -
    Other commercial..........................         63,519       27,235
    Home equity lines.........................          2,267        3,484
                                                  ------------ ------------
                                                      144,260       87,718
                                                  ------------ ------------

Total loans serviced for others...............      $ 540,053    $ 429,077
                                                  ============ ============

Total loans under management..................      $ 702,877    $ 573,545
                                                  ============ ============

Loan originations and line of credit commitments aggregated $274.9 million for the nine months ended September 30, 1998 while loan sales amounted to $198.1 million for the period. In June 1998 the Company completed a securitization of the unguaranteed portions of SBA loans, approximately $13 million of which were included in the Company's loan portfolio at December 31, 1997. The Company also sold certain owner occupied commercial mortgages and residential mortgages from portfolio to provide liquidity for current marketing efforts. Additionally, the servicing rights related to the Company's recent residential sale and its FHLMC portfolio were sold to enable the servicing personnel to focus on the Company's core commercial servicing operations.

The increase in net deferred loan origination costs reflects an increase in net deferred costs due to the volume of loans originated and held in portfolio less a reduction in fees deferred when certain loans were sold from portfolio and such fees recognized as income during the period.

Allowance for Loan Losses. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At September 30, 1998 the Allowance totaled $4.2 million and represented 2.7% of total loans. The Allowance totaled $3.1 million and represented 2.3% loans at December 31, 1997. The overall increase in the allowance is due to an increasing percentage of unguaranteed commercial loans and a general seasoning of the commercial loan portfolio as well as the introduction of new loan products where the Company has limited historical experience. Management has determined the current level of the Allowance to be appropriate given the historic loss experience from its core lines of business.

Net charge-offs for the nine month periods ended September 30, 1998 increased 31% or $349,000 compared to the nine month period ended September 30, 1997. Annualized net charge-offs as a percentage of average loans totaled 1.32% at September 30, 1998 a slight increase from 1.27% at September 30, 1997. Net charge-offs from the investor mortgage portfolio declined significantly for the nine months ended September 30, 1998 to 27% of net charge-offs as compared to 72% of net charge-offs for the nine months ended September 30, 1997 as the portfolio balance decreased and problems with the underlying properties were resolved. Management believes that the increase in the dollar amount of charge-offs from the Company's "core" SBA and commercial portfolios reflects the seasoning of such portfolios.

                    Activity in the Allowance for Loan Losses

                                                                                                For the Year
                                            For the Three Months        For the Nine Months        Ended
                                            Ended September 30,         Ended September 30,     December 31,
                                          -------------------------  -------------------------- -------------
                                              1998         1997         1998          1997          1997
                                          ------------- -----------  ------------  ------------ -------------
                                                                 (dollars in thousands)
Balance of allowance for loan losses
    at the beginning of the period.......     $  4,000    $  3,000     $   3,100      $  3,000      $  3,000
Charge-offs:
    Investor mortgage....................          290           4           513           805         1,395
    SBA..................................          179          56           479           130           262
    USDA.................................            -           -             -             -            68
    Commercial...........................            -         112           535           129           279
    Private..............................            -           -            83             1            46
    Residential and other consumer.......            -          53             8           131           195
                                          ------------- -----------  ------------  ------------ -------------
    Total charge-offs....................          469         225         1,618         1,196         2,245
Recoveries:
    Investor mortgage....................            -           -           123             -             6
    SBA..................................            2           -             2             -            13
    USDA.................................            -           -            17             -             -
    Commercial...........................            9          66            11            69            77
    Residential and other consumer.......            -           2             -            11            10
                                          ------------- -----------  ------------  ------------ -------------
    Total recoveries.....................           11          68           153            80           106
                                          ------------- -----------  ------------  ------------ -------------
Net charge-offs..........................          458         157         1,465         1,116         2,139
Provision for loan losses................          658         157         2,565         1,116         2,239
                                          ------------- -----------  ------------  ------------ -------------
Balance of allowance for loan
    losses at end of period..............     $  4,200    $  3,000     $   4,200      $  3,000      $  3,100
                                          ============= ===========  ============  ============ =============

Total loans..............................     $155,742    $134,815     $ 155,742      $134,815      $135,398
                                          ============= ===========  ============  ============ =============
Allowance to total loans.................         2.7%        2.2%          2.7%          2.2%          2.3%
                                          ============= ===========  ============  ============ =============

As noted below, non-performing loans equal 2.05% of total loans and the Allowance provides coverage equal to 132% of non-performers at September 30, 1998.

                                                  September 30,  December 31,
                                                     1998            1997
                                                 -------------   -------------
                                                    (dollars in thousands)
Commercial:
Unguaranteed portions of SBA and USDA...........  $     1,557     $     1,226
Ex-Im working capital...........................          405               -
Commercial mortgage.............................            8              39
Other commercial................................          961             535
Investor mortgages..............................          105             415
Consumer........................................          153             149
                                                 -------------   -------------
    Total non-performing loans..................  $     3,189     $     2,364
                                                 =============   =============

Total non-performing loans to total loans.......        2.05%           1.75%
                                                 =============   =============

Total non-performing loans to total assets......        1.26%           1.08%
                                                 =============   =============

Allowance to total non-performing loans.........         132%            131%
                                                 =============   =============


The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis, and therefore allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. Loans to foreign entities at September 30, 1998 represented less than 3% of total loans. Such loans are U.S. dollar denominated and either 100% Ex-Im Bank guaranteed and sold at origination or carry private credit insurance equal to 80-90% of the loan balance. The Company's private credit insurance policy includes a deductible and provides that the Company is responsible for the first loss on the uninsured portion of the loan.

                                                     September 30,  December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                       (dollars in thousands)
Allocation of the Allowance by
Category of Loans:
Unguaranteed Portions of:
    SBA and USDA...................................        $ 863           $ 853
    Ex-Im working capital loans....................          286             145
Other international loans..........................           74               -
Commercial mortgage................................          197             250
Other commercial...................................        2,188           1,052
Investor mortgage..................................           94             269
Residential and other consumer ....................           49              67
Unallocated........................................          449             464
                                                    -------------   ------------
    Total allowance for loan losses................      $ 4,200         $ 3,100
                                                    =============   ============

Percent of Loans in Each Category to Total Loans:
Unguaranteed Portions of:
    SBA and USDA...................................        21.0%           26.9%
    Ex-Im working capital..........................          2.6             2.8
Other international loans..........................          5.3               -
Ex-Im medium term..................................          0.3             0.5
Commercial mortgage................................          7.1            14.7
Other commercial...................................         58.4            44.8
Investor mortgages.................................          2.6             4.1
Residential and other consumer ....................          2.7             6.2
                                                    -------------   ------------
    Total..........................................         100%            100%
                                                    =============   ============

Stockholders' Equity. Stockholders' equity increased $4.5 million during the nine month period ended September 30, 1998 due to the retention of earnings net of quarterly dividends of $.03 per share, or an aggregate of $710,000. The Company also received $198,000 from the exercise of employee and director stock options during the period.

Liquidity and Capital Resources

The Company's primary sources of liquidity and funding are its deposit base and loan sales and participations. Secondary sources of liquidity include Federal Home Bank Loan Advances and the sale of investments.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels, as well as estimated liquidity needs from maturing and disintermediating deposits, approved extensions of credit, and unadvanced commitments to existing borrowers, in determining the level and maturity of deposits necessary to support operations. Historically the Company has increased the level of deposits to support its planned loan growth. The Company also has supported its growth by regularly selling commercial loans, generally on a servicing retained basis. Such loan sales totalled $198.1 million for the nine month period ended September 30, 1998, and represented 72% of the $274.9 million total loan originations for the nine month period. While these sales have traditionally been executed on a single loan basis, the Company completed its first loan securitization in June 1998 with a securitization of $26.9 million comprised of the unguaranteed portions of SBA loans.

Subsequent to the end of the third quarter, in order to provide additional and alternative funding for the Company's lending business, the Company accepted commitments for two warehouse loan facilities (the "Warehouse Loan Facilities") from Prudential Securities Credit Corporation ("Prudential"). In addition to using the Warehouse Loan Facilities to provide additional funding for its lending business, the Company intends to utilize such Warehouse Loan Facilities to facilitate future securitization transactions.

Under the Warehouse Loan Facilities, the Company will be able to borrow (1) up to $50 million to fund and warehouse the unguaranteed portions of loans guaranteed in part by the SBA; and (2) up to $75 million to fund and warehouse other commercial term loans made by the Bank, in each case up to a specified percentage of the market value, as determined by Prudential, of the loans pledged to secure each of the facilities.

The availability of the Warehouse Loan Facilities is subject to various conditions, including the execution of definitive agreements that are acceptable to the Company and to Prudential.

As of September 30, 1998 the Company had outstanding commitments to fund loans and lines of credit of $56.6 million and had issued letters of credit totaling $24 million.

The Company believes that it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies and maintains a "well-capitalized" status, with a total capital to risk-weighted assets of 21.99% and a Tier 1 capital to assets or leverage ratio of 18.51% at September 30, 1998.

As in prior periods, the Company has limited exposure to market risk as it uses no derivatives, has an investment portfolio with a short duration and has a moderate level of interest rate risk.

Year 2000 Compliance

As the Year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the market place were designed to only accommodate a two digit position which represents the year (e.g. '95 is stored on the system and represents the year
1995). As a result the year 1999 (i.e., '99) could be the maximum date value these systems will be able to accurately process.

Utilizing the guidance provided by the Federal Institutions Examination Council ("FFIEC") as a framework, the Company has developed a Year 2000 Compliance Program as discussed below. The Company's Year 2000 Compliance Workplan ("Workplan") includes the following broad components:

     1.    Review of Mission Critical Systems for Year 2000 Readiness
     2.    Renovation of Internal Mission Critical Systems
     3.    Renovation of External Mission Critical Systems

     4.    Testing of Mission Critical Systems
     5.    Development of Business Resumption Contingency Plan
     6.    Assessment of Customer Risk
     7.    Remediation Contingency Plan

Senior management and the Technology Committee of the Board of Directors are responsible for monitoring compliance with the Workplan. In addition, the Company's primary regulator, the Office of the Comptroller of the Currency, performs periodic off-site inquiries and on-site visitations to assess the status of the Company's Year 2000 readiness and progress against the Workplan and federal regulations. While the Company has devoted a significant amount of human resources to address its Year 2000 readiness, Management does not believe that the resultant deferral of other information technology (IT) projects has had a material impact on the Company's financial condition or results of operations.

The Company has reviewed all mission critical systems, prioritized the details of the plan and its resources, and has established deadlines for each of the components of the Workplan. The Company's primary internal mission critical systems included a deposit item processing system, wide area network which supports word processing and spreadsheet applications as well as other external software systems, and a AS/400 operating system. The Company determined that the deposit item processing system could not be readily made Year 2000 compliant and, therefore, outsourced this function in the first quarter of 1998. Total annual costs for this third party service are estimated at $130,000. The Company's word processing and spreadsheet software applications and the AS/400 operating system were upgraded to Year 2000 compliant versions in the first half of 1998. Total costs of such software upgrades approximated $55,000. Certain hardware components were also upgraded in conjunction with these software initiatives at an estimated of cost of $20,000. Management estimates that additional costs to be incurred to execute the Workplan will not exceed $20,000.

Third party vendors support the Company's other mission critical IT and non-IT systems. The Company has developed a plan to monitor and test all such systems. Non-IT systems include the Company's facility-related operating systems and are included in the Company's Workplan. The Company has received independent verification from the primary regulators of the software provider of the Company's financial application software that assesses the provider's Year 2000 efforts as "Satisfactory". A third party report from the item processing vendor's regulator also indicates that there is "relatively minor" concern over Year 2000 progress of the vendor. Despite such third party review, the Company's Workplan includes a full testing protocol for these and other mission critical third party systems. The majority of all such systems have been tested and the remainder are scheduled to be completed by December 31, 1998.

The Company will have the formulation of a Business Resumption Contingency Plan well underway by December 31, 1998, as required by the FFIEC. Although the Company expects that each mission critical system will be Year 2000 Compliant, such a plan will be designed to mitigate serious disruptions to the Company's business flow.

The Company's Workplan also requires that the Year 2000 readiness of major borrowers, wholesale time deposit brokers, investment bankers providing borrowing facilities to the Company, and primary loan purchasers be evaluated. The Company will assess the likelihood of any interruption in such third parties' ability to maintain established relationships with the Company due to their inability to become Year 2000 compliant. The Company has distributed questionnaires to such third parties and is currently receiving and evaluating the results of such data. It is expected that this phase of the Workplan will be completed by December 31, 1998.

The above expectations are subject to uncertainties. If for example, the Company fails to identify and address all Year 2000 problems in the mission critical operations, fails to develop a comprehensive contingency plan, or is affected by the inability of critical third parties to continue operations due to such problems, the results of the Company's operations or financial condition could be materially impacted. Such impact might result from operational difficulties of the Company's borrowers and their resultant inability to repay their loans to the Company; an inability of the Company to access wholesale funds providers or other borrowing facilities; and an inability of the Company to normally process deposit, loan or loan investor transactions.

Based on the current information and the efforts to date, however, it is not expected that Year 2000 problems will have a material effect on the Company's results of operations or financial condition. It also does not appear that a Remediation Contingency Plan will be required. If it is subsequently determined that such a plan is required, it will be developed pursuant to the applicable FFIEC guidance.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits required by Item 601 of Regulation S-K

                 3     (i)   Amended and Restated Articles of Incorporation of
                             the Registrant*
                       (ii)  Amended and Restated By-laws of the Registrant*

                 11.1  Computation of Per Share Earnings

                 27    Financial Data Schedule

           (b)   Reports on Form 8-K.

                 The Registrant did not file any Reports on Form 8-K during the third quarter of 1998.


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


                                    First International Bancorp, Inc.
                                    --------------------------------------------
                                    (Registrant)


Date:  November 13, 1998            By: /s/ Brett N. Silvers
       -----------------                ----------------------------------------
                                        Brett N. Silvers
                                        Its President


Date:  November 13, 1998            By: /s/ Leslie A. Galbraith
       -----------------                ----------------------------------------
                                        Leslie A. Galbraith
                                        Its Treasurer and Secretary
                                            and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

11.1           Computation of Per Share Earnings

27             Financial Data Schedule