Form 10-K
period 1998-12-31
FIRST INTERNATIONAL BANCORP INC
filed 1999-03-31
CIK 1040339

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                  ------------

                   For the fiscal year ended December 31, 1998
                           Commission file no. 0-22861

                                  ------------

                        FIRST INTERNATIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 06-1151731
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

280 Trumbull Street
Hartford, CT                                                  06103
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (860) 727-0700

                                 ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 12, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock as reported by the Nasdaq Stock Market of $11.875 was approximately $59,542,782.

As of March 12, 1999, the Registrant had 7,957,587 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Part II, items 5, 6, 7, 7A and 8 are incorporated by reference to First International Bancorp's, Inc. 1998 Annual Report to Shareholders which is included as an exhibit hereto.

Part III, items 10, 11, 12 and 13 are incorporated by reference to First International Bancorp, Inc.'s definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

         PART 1                                                         Page No.

ITEM 1.  BUSINESS                                                          1

ITEM 2.  PROPERTIES                                                       24

ITEM 3.  LEGAL PROCEEDINGS                                                25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                          25

         PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS                                      26

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                             26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES                         26
         ABOUT MARKET RISK

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                           26

         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               26

ITEM 11. EXECUTIVE COMPENSATION                                           26

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                   26

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   26

         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
         REPORTS ON FORM 8-K                                              27

                                     PART 1


ITEM 1:  BUSINESS


General

Overview

First International Bancorp, Inc., a Delaware corporation, is a one bank holding company incorporated in 1985 and regulated by the Board of Governors of the Federal Reserve System. Its principal asset and subsidiary is First International Bank, N.A. (the "Bank"), a national banking association established in 1955 and regulated by the Office of the Comptroller of the Currency (the "OCC"). In 1998, the Bank established three special purpose subsidiaries to facilitate loan securitizations and sales to a commercial paper conduit. The Bank changed its name from First National Bank of New England on February 1, 1999 to more closely reflect the markets it serves.

In September 1997, the Company completed an underwritten public offering whereby 1,955,000 shares of common stock were issued for net proceeds of $23.8 million.

On March 26, 1999, the Company sold its last retail branch and its checking, savings and money market accounts. The Company retained its certificates of deposit and continues to offer certificates of deposit to retail and brokered depositors. (See "Changes in Funding Sources" for further discussion of the funding sources to be used by the Company.)

The Company specializes in providing credit, trade and financial solutions to small and medium size manufacturing companies located in the United States and in international emerging markets. The Company serves its target market by offering flexible and attractive terms to borrowers and manages its credit risk through the combined utilization of commercial loan guarantee programs made available by three U. S. federal agencies: the U. S. Small Business Administration (the "SBA"), the U. S. Department of Agriculture (the "USDA"), and the Export-Import Bank of the U. S. ("Ex-Im Bank"), as well as through the use of private credit insurance policies.

For the federal fiscal year ending September 30, 1998, the Company was the country's largest Ex-Im Bank lender measured by number of transactions; the second largest USDA Business and Industry lender measured by dollar volume; and the tenth largest SBA 7(a) lender measured by dollar volume (and the largest in New England). The Company maintains preferred status for government guaranteed lending programs in several jurisdictions.

Changes in Funding Sources

During 1998 and the first quarter of 1999, the Company entered into transactions that effected changes in the manner in which the Company obtains funding for its lending business. Such transactions included:

 .    the sale of the Company's last branch, including checking, savings and money market accounts totaling approximately $150 million;

 .    establishment of a warehouse loan facility, pursuant to which up to $75 million is available to the Company (based upon the contractual advance rates against the qualifying principal balance of the loans pledged to secure the facility);

 .    a commitment for a second warehouse loan facility pursuant to which up to
     $50 million would be available to the Company (based upon the contractual advance rates against the qualifying principal balance of the loans pledged to secure the facility; the pledged loans will consist of the unguaranteed portion of loans guaranteed by the SBA); this facility is subject to SBA approval and satisfactory negotiation of final terms with all parties.

 .    establishment of a commercial paper conduit facility, pursuant to which the
     Company has the right to sell commercial revolving lines of credit and other qualifying loans during the term of the facility. The Company will be required to retain ownership of subordinated interests in the loans sold to provide a credit enhancement to the purchaser in varying percentages depending on the type of loan sold. The Company sold loans totaling approximately $21 million in December 1998 under this facility;

 .    a securitization transaction completed in June 1998 pursuant to which the
     Company received approximately $24 million from a sale of the unguaranteed portions of loans originated by the Company that were guaranteed in part by the SBA; and

 .    a securitization transaction in December 1998 pursuant to which the Company received approximately $55 million from a sale of other commercial loans originated by the Company.

Following the sale of the Company's checking, savings and money market accounts, the Company expects to obtain funding for its operations from retail and brokered certificates of deposits, warehouse lines of credit, the sale of loans on a loan-by-loan basis, private placement securitizations and from the sale of loans to a commercial paper conduit.

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

The Company's Commercial business units underwrite lines of credit, term loans, industrial mortgages and trade financing for businesses located in the Northeast, Mid-atlantic, and Midwest regions of the United States. Commercial lenders operate from the Company's Hartford, Connecticut headquarters, as well as from regional representative offices located in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Pittsburgh and Philadelphia, Pennsylvania; Rochester, New York; Washington D.C.; Detroit, Michigan; and Cleveland, Ohio. The Company plans to continue its U. S. expansion in 1999 by opening additional representative offices. The Company's domestic loan officers are trained to understand the specific financial needs of small and medium size manufacturers, and to use government guaranteed and other commercial loan products to respond to those needs. Domestic loan officers participate in industrial trade organizations representing the Company's target market and conduct other marketing activities to reach potential borrowers.

The Company's International business units underwrite Ex-Im Bank guaranteed and insured and private sector insured short and medium term loans to small and medium size manufacturers located in various international emerging markets. The International business units also underwrite Ex-Im Bank guaranteed revolving lines of credit to U.S. manufacturers and in 1998, began offering privately insured loans to U.S. importers of foreign-made goods. See "International Banking Services and Products." International lending activities support trade flows between the United States and emerging markets. The Company's International business units operate from its Hartford, Connecticut headquarters and are assisted in their efforts by contractual international marketing representatives, or "master agents", many of whom are actively involved in providing financial, accounting, consulting and/or engineering services to manufacturers in their home countries. Contractual marketing arrangements have been established with professionals in Argentina, Brazil, Central America, India, Indonesia, Korea, Mexico, Philippines, Poland, South Africa, Turkey and West Africa. The Company began lending internationally in 1994 and has increased these loan originations from $397,000 in 1994 to $1.8 million in 1995, $13.6 million in 1996, $60.9 million in 1997 and $110.4 million in 1998.

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

Loan Sales and Securitizations

The Company seeks to achieve high returns while meeting the growing credit needs of its target market by selling a portion of its commercial and international loans on a non-recourse, servicing-retained basis. A separate Capital Markets business unit was established in 1996 to sell loans (or the unguaranteed portions of loans), including domestic and international loans, that lack federal guarantees. The Capital Markets business unit directs its resources toward identifying non-government guaranteed secondary loan markets to generate non-interest income and as a further means of mitigating credit risk, leveraging capital and replenishing liquidity.

In 1998, the Company began securitizing and selling certain whole loans and the unguaranteed portions of certain government guaranteed loans that it originates, and selling commercial revolving lines of credit to a commercial paper conduit. In such securitization and commercial paper transactions, the Company sells a pool of loans to a trust, which in turn issues certificates representing beneficial ownership interests in the trust or which issues notes and sells such securities through private placement transactions. In order to provide credit enhancement for the certificates or notes, the Company will generally retain subordinated certificates or notes and establish a cash reserve account. The Company also records an interest-only strip in connection with the transactions. For all securitizations and sales, the Company is the servicer of the underlying loans. In 1998 the Bank established three special purpose subsidiaries to facilitate completion of these transactions.


Business Strategy

The Company's strategy is to serve small and medium size manufacturers through the following key activities:

Domestic Loan Origination Activities. Commercial business units currently operate from the Hartford, Connecticut headquarters, as well as from regional loan production or "representative" offices located in Boston and Springfield, Massachusetts; Providence, Rhode Island; Pittsburgh and Philadelphia, Pennsylvania; Morristown, New Jersey; Rochester, New York; Washington D.C.; Detroit, Michigan and Cleveland, Ohio. The Company intends to continue to expand into new markets by opening additional representative offices as marketing diligence is completed.

Financing Trade with International Emerging Markets. The International business units operating from the Hartford, Connecticut headquarters are assisted in their efforts abroad by contractual relationships with international master agents in Argentina, Brazil, Central America, India, Indonesia, Korea, Mexico, Philippines, Poland, South Africa, Turkey and West Africa. The master agents are actively involved in providing professional financial services to small and medium size manufacturers in their home countries. The Company also provides working capital to U.S. manufacturers who export to, and in 1998 the Company began financing U.S. imports from, international emerging markets.

Lending Activities and Policies

The Company's distribution of domestic and international commercial loan originations are detailed below:

                                                                      For the Years Ended
                                                           ------------------------------------------
                                                            December 31, 1998      December 31, 1997
                                                           -------------------    -------------------
Loan Originations                                          Principal Percentage   Principal Percentage
                                                           --------- ----------   --------- ----------
                                                                      (Dollars in thousands)
Domestic:
  SBA loans..........................................      $122,178         31%   $100,382         33%
  USDA loans.........................................        45,162         12%     30,404         10%
  Other commercial loans.............................       113,888         29%     84,975         28%
                                                           --------   --------    --------   --------
   Total domestic banking............................       281,228         72%    215,761         71%

International:
  Ex-Im working capital lines........................        37,276         10%     30,347         10%
  Ex-Im medium term loans............................        48,248         12%     60,852         19%
  Other international loans..........................        24,925          6%         --         --
                                                           --------   --------    --------   --------
   Total international banking.......................       110,449         28%     91,199         29%
                                                           --------   --------    --------   --------

   Total commercial loan originations................      $391,677        100%   $306,960        100%
                                                           ========   ========    ========   ========

Marketing

Domestic Lending

The Company originates domestic loans through its 53 commercial loan officers in eleven offices who seek to establish long-term relationships with their clients. The Company believes it is uniquely positioned to serve its domestic market through an ability to provide clients with a flexible combination of lines of credit, term loans and mortgages for industrial property and trade financing. The Company generally utilizes the SBA, USDA Ex-Im Bank and/or privately insured loan guarantee and insurance programs as a part of a financing package in light of an applicant's particular situation. The Company's participation in these programs enables it to provide clients with longer loan terms than are typically available to small and medium size manufacturers.

Commercial loan officers are responsible for marketing, underwriting, servicing, monitoring and collecting payments on their portfolio of loans. The Company believes that this broad range of responsibilities enables the commercial loan officers to establish strong working relationships with both existing and prospective clients and promotes strong client service and prudent loan portfolio management. Commercial loan officers are encouraged to keep apprised of market conditions through frequent contact with clients and potential borrowers, to develop specific knowledge of their clients' businesses, and to offer flexible structuring of loan products. In consultation with the borrower, a commercial loan officer will evaluate the financing needs of the business and then recommend the best way to structure the lending transaction to fit the client's unique needs.

The marketing efforts by commercial loan officers include participation in trade associations serving the needs of small and medium size manufacturers; contacting accountants, attorneys and other professionals known by the Company to have contact with businesses in need of financing; personal visits; direct mail solicitations; and referrals from existing clients. Since the target client of both domestic and international loan officers is often the same, there is an active cross-selling effort between these two areas.

Marketing Agreements

In addition to the marketing efforts of the Bank's domestic lending officers, the Bank is seeking to market its domestic loan products through marketing agreements with various trade and cooperative associations. In 1998, the Bank entered into such agreements ("Marketing Agreements") with the National Rural Utilities Cooperative Finance Corporation, and with various regional chapters of the National Tooling & Machining Association. The Marketing Agreements provide, among other things, for the applicable trade or cooperative association to develop and implement a marketing plan pursuant to which the Bank has implemented an expedited and streamlined credit application and approval process for association members who desire commercial term loans from the Bank. The Bank retains the sole discretion as to the credit standards to be applied and as to whether to make any particular loan. The Marketing Agreements further provide for the Bank to pay quarterly and annual compensation to such trade and cooperative associations based upon the amount of loans made by the Bank to the members of the associations.

International Lending

The Company has four international loan officers in the Trade Finance business unit who target U.S. exporters eligible for trade financing programs, including those supported by Ex-Im Bank. These loan officers market pre-export working capital lines of credit. This International business unit has also recently begun targeting U. S. buyers of goods from certain international emerging markets. As with the domestic lending relationships, the Trade Finance business unit is responsible for marketing, underwriting, servicing, monitoring and collecting its portfolio of loans.

The Company has twelve international loan officers in its Americas and Asia/Africa/Europe business units who target foreign purchasers of U. S. goods eligible for short and medium term financing supported by Ex-Im Bank guarantees and private sector insurance. These International business units are also responsible for marketing, underwriting, servicing, monitoring and collecting payments on their portfolios of loans.

Internationally, the Company has established contractual marketing relationships with professional firms in twelve emerging markets who, in the course of conducting their primary business, have frequent contact with local manufacturers who require financing to purchase U.S. goods or are manufacturing goods for export to the U. S. Prior to entering into relationships with these "Master Agents," the Company conducts due diligence, including visiting the prospective representative and conducting local diligence concerning their business reputation and legal status. The Company also requires that each Master Agent be trained on the Company's products and services at the Hartford, Connecticut headquarters. Each Master Agent markets, on behalf of the Company, Ex-Im Bank guaranteed and insured short and medium terms loans and privately insured export loans in its respective market. Once the Master Agent develops a lead with a potential borrower, it directs the prospect to a U.S.-based loan officer who completes the application process. The Master Agent receives a negotiated fee when a loan referral made to the Company has been underwritten and closed. The Master Agent assists the loan officer in obtaining certain information from the applicant and in responding to inquiries of the applicant, but does not have any direct underwriting responsibilities. All decisions with respect to referrals of Master Agents are made by the Company, which retains full control over international loan originations.

Marketing efforts include visits to and direct mail solicitation of, U.S.-based exporters of capital goods, direct mail solicitation of foreign-based manufacturers and industrial trade organizations and in-country marketing by the Company's network of Master Agents. The Company also entered into a contractual strategic marketing alliance with Panalpina, Inc., a leading international freight forwarding company to provide access to additional trade finance opportunities.

Domestic Lending Services and Products

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

SBA Guaranteed Loan Originations

The Company utilizes the SBA's 7(a) loan program for eligible borrowers. The Company has Preferred Lender status in nineteen SBA "districts." Preferred Lender status allows the Bank to approve loans on behalf of the SBA, with the national SBA processing center's concurrence that the applicant meets the SBA eligibility requirements. The SBA generally completes its eligibility review within 24 hours of submission. The Company has Certified Lender status in twenty districts. Certified Lender status entitles the Bank to 72-hour turnaround from local SBA district offices for approval of loan applications.

The SBA's 7(a) loan program provides for a guarantee equal to 75% of the principal balance, up to a maximum guarantee of $750,000 per borrower.

The Company makes SBA loans to businesses which qualify under agency regulations as a "small business." The primary operative SBA eligibility criterion are privately-owned manufacturers employing fewer than 500 workers. Loans may generally be used for the acquisition or refinancing of plant and equipment, working capital and debt consolidation.

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

Loans to be guaranteed under the B&I Program are submitted to the USDA district office and, depending on that office's loan authority, may be required to be forwarded to the national USDA for approval. The USDA approved the Company as a Certified Lender in 1997, making it one of the first USDA Certified Lenders nationally. As a Certified Lender, the Company is recognized as a "Subject Matter Expert" and is able to reserve funds, which facilitates the processing of USDA loans.

The guarantee of the USDA also provides for pari passu recovery of collection proceeds, and for recourse to the Company similar to that discussed above for SBA loans in the event the Company is found to have been negligent in the origination, documentation or funding of USDA loans.


Domestic Underwriting

For the Company's domestic underwriting process, the Company's staff seeks to:
(i) analyze borrowers' credit profiles; (ii) assess the collateral underlying a loan; (iii) assure compliance with eligibility requirements for inclusion under any applicable guarantee programs; and (iv) obtain or provide appropriate documentation for the transaction.

Domestic lending officers receive and assemble initial applications, analyze the creditworthiness of proposed borrowers, prepare credit memoranda, and aided by staff, prepare any required government guarantee loan application forms and conduct credit and trade reference checks. In the course of analyzing the creditworthiness of prospective borrowers, commercial lending officers evaluate each applicant's and any guarantors' financial statements, credit reports, appraisals and other information regarding the value of collateral the experience, strength and continuity of the borrower's management business plans and other data to determine if the credit and collateral satisfy the Company's standards and compliance with any applicable government guaranteed loan program requirements. Such standards may include debt service coverage ratios, or other financial ratios, reasonableness of the borrower's projections (when submitted), the experience, strength and continuity of the borrower's management, the financial condition of individual guarantors, the value of collateral, and compliance with government guarantee loan program requirements. The originating officer performs on-site inspections to determine the condition of a borrower's facility, the manner in which business is being conducted, the condition and maintenance of assets, the existence of environmental issues, and other market conditions.

Originating lending officers have no authority to approve a loan on their own. Subject to approval by the Credit Policy Officer, the business manager of each commercial business unit and the Company's Division Executives have lending authority in accordance with their experience. Any loans above this lending authority must be approved by the Loan Committee of the Bank's Board of Directors. All loans to a borrower and its affiliates are aggregated to determine whether they are within an individual's lending authority.

Upon initial approval by a business manager, the credit memorandum must be approved by the Credit Policy Officer, who reports to the Chief Credit Officer. The Credit Policy Officer reviews the memorandum and supporting file for compliance with internal Company policy as well as applicable government guarantee requirements. If additional approvals are required, the credit memorandum is forwarded to the appropriate parties as noted above. If the financing package includes a government guaranteed loan, the application is forwarded to the applicable government agency as required.

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

The Company's standard underwriting criteria details the maximum advance rates which are utilized for each type of collateral. Commercial property is generally given a collateral value for underwriting purposes equal to 80% of the appraised value; finished goods and raw material are generally valued at 50% of book value; trade accounts receivable under 90 days are generally valued at 75% of book value.

Although the maximum prescribed collateral values are generally utilized in the Company's analyses, there may be instances where the maximum values are reduced or, due to the borrower's situation, special consideration may be given to applications exceeding the general standards. Proposed exceptions to the Company's loan policy are reviewed by the approving officers and Loan Committee, when applicable. Decisions to approve such loans are made on a case-by-case basis and depends upon the overall creditworthiness of the applicant. The overall trends in underwriting exceptions are monitored by the Chief Credit Officer and the Company's Loan Committee.

International Lending Services and Products

The Company's International Lending business units underwrite revolving lines of credit to U.S. manufacturers, short and medium term loans to foreign buyers of U.S. goods, short term loans to U.S. buyers of foreign goods, and letters of credit issued in connection with such facilities.

The International lending business units include the following:

Business Units/Territory                Products Used                             Description
------------------------                -------------                             ------------
Trade Finance  (principally the         Working capital line of credit; 90%       One year revolving line of credit
Northeast, Mid-atlantic and Midwest)    Ex-Im guaranteed; indexed to U.S.         to U.S. manufacturers
                                        Prime, variable daily; U.S. dollar        collateralized by export accounts
                                        denomination                              receivable and inventory

                                        90-360 day U.S. import term loan;         Financing of accounts receivable
                                        discount note; 95% privately insured      due from U.S. manufacturer
                                                                                  purchasing goods from international
                                                                                  emerging markets; unsecured

Americas (principally Argentina,        Short and medium term loan; 100%          1- to 5-year term loans to foreign
Brazil, Central America, Mexico)        guaranteed by Ex-Im Bank or privately     purchasers of qualified U.S. made
                                        insured (generally 95%); indexed to       inventory and equipment; unsecured
Asia/Africa/Europe (principally         6-month LIBOR, variable semi-annually;    or secured by equipment
India, Indonesia, Korea, Philippines,   U.S. dollar denominated
Poland, South Africa, Turkey and West
Africa)

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

International Lending - United States
Export Working Capital and U.S. Import Loan Products and the Origination Process

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

The Company is one of approximately twelve lenders in the U.S. with "AA Level Delegated Authority" status with respect to Ex-Im Bank's working capital loan guarantee program and, therefore, has authority to approve working capital lines up to $5 million per borrower, up to an aggregate portfolio of $75 million without prior Ex-Im Bank approval.

In the event of a loan default, the Company and Ex-Im Bank share in all loan recovery proceeds on a pari passu basis in accordance with the 90% guaranteed/10% unguaranteed ratio. The Company also has the responsibility to ensure that loans are underwritten, documented and funded in accordance with Ex-Im Bank polices and procedures in order to avoid loss of the guarantee.

The loans made by the Company to finance the purchase by U.S. manufacturers of goods from international emerging markets are unsecured loans which are discounted at origination to yield a market rate. The Company has obtained a credit risk policy from a private sector insurance company to insure loans made under this program. In the event of a loan default, the insurance company will pay the Company, subject to certain deductibles, 95% of the principal balance, plus accrued interest. The Company has the responsibility to ensure that loans are underwritten, documented and funded in accordance with the insurance policy in order to avoid loss of the insurance.

International Lending  - Emerging Markets
Short and Medium Term Loan Products and the Origination Process

Emerging market-based clients of the Company's Americas and Asia/Africa/Europe business units are typically small and medium size manufacturers requiring financing to purchase equipment, components and raw materials from the U.S.

The Company primarily uses Ex-Im Bank guarantee and insurance programs to mitigate its credit risk to the borrower. In 1998, as an alternative to the Ex-Im Bank product, the Company obtained a credit risk insurance policy for short and medium term loans to manufacturers in certain international emerging markets from a private sector insurance company. The underwriting criteria are substantially the same under both the Ex-Im Bank and privately insured programs, although Ex-Im Bank imposes U.S. content measurements.

The Ex-Im Bank guarantee or insurance provides a 100% cover on the medium term loans and generally a 95% cover on the short-term loans. The private sector insurance policy generally insures 95% of the short and medium term loans. With the private sector insurance policy, the Company has discretionary credit approval authority for loans up to $750,000 which meet the underlying criteria of the private sector insurance policy. The Company tends to utilize the insurance policy for smaller dollar requests to facilitate approval time.

Medium term loans are generally 3-5 years in term, and finance the acquisition of qualified U.S.-made capital goods. The Ex-Im Bank program allows the financing of up to the lower of 85% of purchase price or 100% of U.S. content. Certain other U.S. content and product requirements must also be met. The loans range in size from $150,000 to $10 million and are U.S. dollar-denominated. Although the purchase of the equipment is being financed, the Ex-Im Bank loans are unsecured; the Company relies on the borrower's cash flow and the 100% Ex-Im Bank guarantee or Ex-Im insurance. The Company does obtain a security interest in the equipment being underwritten pursuant to the private sector insurance policy.

International lending officers are responsible for marketing, underwriting, servicing, monitoring and collecting their portfolios of loans. Because the medium term loans are fully amortizing with semi-annual payments, there is less post-closing analysis required for performing loans than for other types of loans made by the Company.

In the event of default, Ex-Im Bank handles the liquidation of Ex-Im guaranteed medium term loans and pays the Company 100% of the principal balance, plus accrued interest. See "Delinquency and Collection Activities."


International Lending Underwriting

International lending officers receive and assemble initial applications, analyze the creditworthiness of proposed borrowers, prepare memoranda, and aided by staff prepare the required Ex-Im Bank and private sector insurance loan application forms and conduct credit and trade reference checks. For short and medium term loans, in-country Master Agents, where applicable, aid in the transaction by obtaining required financial or operational data from borrowers and generally assist in the loan origination and closing process.

The Company's international lending officers will often visit the prospective U.S. borrower's place of business and perform on-site inspections. The Company will generally instruct its in-country Master Agents to make such inspections of foreign borrowers. Although certain of the international loans are unsecured, site inspections are conducted in most cases because such information is helpful in assessing a borrower's operations.

The approval process is substantially similar to that followed by the commercial lending officers. The Credit Policy Officer reviews the memorandum and supporting file for compliance with internal Company policies as well as applicable Ex-Im Bank or private insurer program parameters. As with the domestic lending, exceptions to the Company's and Ex-Im Bank's loan policies are entertained on a case-by-case basis by the approving loan officers, and acceptance of exceptions depends upon the overall creditworthiness of the applicant.

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

For short and medium term loans, debt service coverage and operating history are reviewed in the underwriting process. The lending officer also considers the availability to the borrower of U.S. dollars and other "hard" currency revenue sources from sales to the U.S. and other stable currency markets.

While most working capital lines of credit are within the Company's "AA Delegated Authority", applications which do not comply with and/or are above the Company's authority, and all Ex-Im Bank short and medium term loans, require Ex-Im Bank approval. U.S. import loans in excess of $500,000, and short and medium term loans in excess of $750,000, require approval from the private sector insurance company if they are to carry such insurance.


Capital Markets and Loan Servicing

Capital Markets Activities

The Capital Markets business unit was established in July 1996 to assume responsibility for the non-recourse, servicing-retained sale of SBA, USDA and Ex-Im Bank government guaranteed loans and to identify markets for the sale of non-guaranteed mortgage, term and revolving loans on a non-recourse, servicing-retained basis. In 1998, the Capital Markets business unit completed the two securitizations of the unguaranteed portions of SBA loans and certain whole commercial loans and a sale of revolving lines of credit to a commercial paper conduit. Such capital markets activities allow the Company to leverage capital, replenish liquidity, mitigate the risk of balance sheet exposure to any single borrower, and reduce reliance on government guaranteed loan programs for revenue.

The guaranteed portions of SBA and USDA loans are generally sold during the quarter of origination on a single loan basis to established brokers. Brokers generally pool the SBA guaranteed portions. USDA loans are individually sold. The guaranteed portions of the Ex-Im Bank loans and lines of credit are sold to various parties, including Private Funding Export Funding Corporation ("PEFCO"). PEFCO is a private corporation established with the support of the United States Treasury and Ex-Im Bank to assist in financing exports of U.S. goods and services by making direct loans to foreign importers of U.S. made goods, and to provide liquidity support for private sector lending utilizing Ex-Im Bank programs. The Company is a 1% shareholder and one of among approximately 50 PEFCO shareholders, with a common stock investment of $599,000 at December 31, 1998.

SBA and USDA regulations permit the Company to sell a portion of the unguaranteed amount of loans originated under their respective programs. In accordance with SBA and USDA regulations, the Company is required to retain a 5% interest in the unguaranteed portion of the loan when some of the unguaranteed portion is sold on a loan-by-loan basis. SBA regulations require that the Company hold retained interests in the unguaranteed portion of securitized loans equal to 10% of the transaction. Upon the sale of such unguaranteed portions, the Company shares in the payment stream and collateral on a pari passu basis with all (guaranteed and unguaranteed) investors, beginning with the initial recovery.

In 1998 the Company completed commercial loan securitization transactions and sales to a commercial paper conduit involving the issuance of $113.3 million of senior and subordinated securities. Approximately 56% of the $117.1 million loans included in the securitizations were originated in 1998. In connection with the SBA Loan Backed Series 1998-1, completed in June 1998, a $24.2 million Class A certificate, rated AA by Moody's Investor Services, Inc. was sold in a private placement. A $2.7 million Class B certificate, rated BBB by Moody's Investor Services, Inc. is held by the Company. In connection with the Business Loan Trust 1998-A backed by commercial term loan securitization and completed in December 1998, a $55 million senior note, rated AAA by Duff and Phelps Credit Rating Co. and Aaa by Moody's Investor Services, Inc. was sold in a private placement. A $3.2 million A rated note, a $3.2 million BBB rated note and a $3.1 million unrated note are held by the Company from this securitization. A $21.4 million sale to an asset-backed commercial paper conduit facility also occurred in December. The Company holds a $3.8 million subordinated interest to the senior $21.4 million loans sold in the commercial paper sale.

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

Loan Servicing Activities

At December 31, 1998, the total loan portfolio managed by the Company was $779.1 million as compared to $573.5 million at December 31, 1997.

The Company services substantially all of the loans it originates, whether securitized, sold to investors or held in portfolio. Servicing includes collecting payments from borrowers and remitting applicable payments and required reports to any investors; accounting for principal, interest and any real estate taxes or other escrow receipts and payments; contacting delinquent borrowers; supervising foreclosures; and liquidating collateral when required. Other than tasks performed by the assigned lending officers, loan servicing functions are centralized in the Hartford, Connecticut headquarters.

The Company receives servicing fees on loans serviced for others in varying amounts, as determined under the particular terms of the sale. Management believes that servicing most loans originated enhances the Company's relationship with borrowers. This contact allows the Company to continue to offer its loan and deposit products to clients who may need additional financing. Further, such arrangements provide an additional and profitable revenue stream that is less cyclical than the business of originating and selling loans.

After a loan is closed, the Loan Servicing business unit reviews the loan files to confirm that loans were originated in accordance with any applicable government guarantee program guidelines and Company policies. Thereafter, the loan officers and the Loan Review business unit conduct periodic reviews of the borrower's financial condition.


Delinquency and Collection Activities

The assigned loan officer retains responsibility for routine collection of his or her portfolio. The Company attempts to collect all loans on a 30-day basis, leaving very few loans past due 30 days or more at any month end. An officer's initial collection efforts generally begin when an account is 15 days past due. At 20 days past due, a reminder notice is sent to the borrower and the officer again attempts to contact the borrower to determine the reason for the delinquency and if the account will be brought current.

If a borrower is unable to make a payment within 30 days of the due date as of month-end, and has not made acceptable alternative arrangements with the Company, the officer issues a past due letter requiring the borrower to make the required payment within 10 business days by certified or cashiers check. If payment is not remitted on time, the account is transferred to the Company's Asset Recovery business unit for consideration of additional collection procedures, including issuance of a demand letter and possible liquidation of collateral.

The Asset Recovery business unit is responsible for contacting the borrower and analyzing its current and projected financial condition, the reasons leading to the delinquency and the value of the collateral available to the Company. The Asset Recovery Officer then proposes a workout plan to the Chief Credit Officer and other involved members of senior management. The Asset Recovery business unit will also provide any required notices and generally seek to comply with applicable government guarantee program or investor requirements.

If a modification of loan terms or other acceptable workout cannot be achieved within a reasonable time frame, the Company will liquidate the collateral securing the loan. The Company prefers not to take title to real property or equipment unless required to facilitate the collection process. The Company solicits assistance from the principals of the delinquent borrower to effect the liquidation of any property, with title remaining in the borrower's name, thereby avoiding a lengthy foreclosure or repossession process and exposure to the Company regarding environmental or other liability issues. The Company has generally found principals of borrowers to be cooperative in assisting the Company to liquidate collateral efficiently. The Company follows the same general workout procedures for substantially all of the loans serviced.

If a loan carries an SBA guarantee, the responsible SBA District Office will be notified of the delinquency and will be presented with a liquidation plan within 60-90 days of such delinquency. Unless the SBA objects, the Company will carry out the terms of the liquidation plan. As a Preferred Lender, the Bank has responsibility and authority over liquidation procedures on all SBA guaranteed loans serviced. Any loss after liquidation of collateral is allocated pro rata between the guaranteed and unguaranteed portions of an SBA Loan. After an SBA loan becomes 60-90 days past due, the SBA, at the Company's request, will repurchase the guaranteed portion of the principal balance of the loan at par from the secondary market investor, together with accrued interest covering a period of up to 120 days.

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

The liquidation of delinquent working capital and medium term Ex-Im Bank loans is handled by Ex-Im Bank. The Company may submit a claim for repurchase at any time between 30 and 120 days after a delinquency occurs, but at no time may such claim be made more than 150 days after the delinquency. Ex-Im Bank will make payment under its guarantee within 30 days after acceptance of the Company's request.

In the event of default on a private sector insured loan, the Company handles the liquidation of the loan during a 150 day waiting period. At the end of the waiting period, subject to certain deductibles being satisfied, the private sector insurance company pays the Company 95% of the principal balance, plus accrued interest. At that time the insurance company assumes the liquidation of the loan.

The Company retains responsibility for the proper documentation and servicing of all loans serviced for others, and may incur losses related to such loans if it is found to be negligent by a guaranteeing agency, insurer or investor in carrying out these duties.

Unguaranteed and uninsured loans or unguaranteed and uninsured portions of loans held by investors are subject to negotiated servicing agreements, which in some cases, provide investors with the option of assuming responsibility for all collection efforts after a loan becomes 60-90 days delinquent. If the Company is contractually responsible for collection efforts, the servicing agreements generally require that the investor pre-approve liquidation actions.


Credit Risk Management

The Chief Credit Officer has primary responsibility for credit risk management, ensuring the appropriateness of underwriting criteria and application thereof, the implementation of RISCOPE/sm/, (the Company's proprietary commercial risk assessment model), and the independent analyses of loans by the Loan Review business unit.

The Credit Policy Officer, who reports to the Chief Credit Officer, reviews all credit memoranda for compliance with the requirements of government guarantee programs and Company credit policies. If, based on particular facts and circumstances, policy exceptions are proposed by lending officers, the Credit Policy Officer will ensure that all appropriate policy exceptions are documented and approved by the authorized party. The Chief Credit Officer periodically evaluates the nature and trends of such exceptions, reporting them quarterly to the Board of Directors' Loan Committee.

The Bank "risk rates" its loan portfolio by monitoring changes in the financial condition of borrowers, assessing overall economic trends, and assigning numerical rating to individual loans. The Company applies a nine tiered risk rating system. The rating system, in conjunction with other available quantitative and qualitative data, is utilized to assist management in its quarterly evaluation of the adequacy of the Allowance for Loan Losses.

The assigned lending officer has primary responsibility for risk ratings, and such officer's decisions are periodically reviewed by the Loan Review business unit. Risk ratings are based on the borrower's operating cash flow, industry, product line, earnings, assets, liability, management experience, debt capacity, and prior credit history with the Company.

The Company has developed a proprietary risk analysis model, RISCOPE/sm/, used in the initial underwriting, post-closing loan monitoring and rating process by lending officers and the Loan Review business unit. RISCOPE/sm/ assists the Company in quantifying the credit risk of commercial clients. The model takes into account quantitative and qualitative factors and was designed to analyze the Company's primary client base: small and medium size manufacturers. Additionally, the model helps management identify weaknesses in credits earlier than might otherwise be done if payment default were their only manifestation.

The Loan Review business unit reviews the loan portfolio to evaluate the appropriateness of officer risk ratings and overall trends in the portfolio. Loan Review results are reported to the Loan Committee of the Board quarterly.


Private Banking

Historically, the Company's Private Banking business unit provided funding for the Company by managing its deposit base, which consisted of demand deposits, money market accounts and time certificates of deposits, by targeting the commercial depository accounts of small and medium size manufacturers, as well as the personal accounts of their principals, and by offering a full array of financial products. Subsequent to the sale of the Company's checking, savings and money market accounts, the Private Banking business unit will continue to solicit retail certificates of deposit.

The Company has entered into a contractual agreement with CIGNA Financial Services, Inc. with respect to providing investment, brokerage and cash management services. The Company's Private Banking business unit has not yet introduced these services as legal and regulatory diligence is currently underway. Once introduced, all investment services will be supported by CIGNA Financial Services' registered representatives.


Competition

The Company competes for clients with other commercial and savings banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and certain other nonfinancial institutions, many of whom are able to devote far greater resources than the Company to market, underwrite and service loans to the same client base. The Company competes by emphasizing its expertise and knowledge of its clients' businesses, commitment to service, flexibility in structuring financial transactions, and strong relationships. Through the combined utilization of government guaranteed loan programs, the Company is able to provide flexible longer-term financing than would otherwise be available to borrowers.


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

In addition, federal bank regulatory authorities have established guidelines for a minimum leverage ratio (Tier 1 capital to average total assets). These guidelines provide for a minimum leverage ratio of 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% minimum by a least 100 to 200 basis points. The risk based capital and leverage ratios of the Bank as of December 31, 1998 and December 31, 1997 are set forth in Note 7 to the Company's Consolidated Financial Statements.

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

Community Reinvestment Act

The Federal Community Reinvestment Act (the "CRA") requires the OCC to evaluate the Bank's performance in helping to meet the credit needs of the community. The Bank defines its CRA marketplace as Hartford County. This definition is not intended to restrict the availability of credit services throughout the Bank's general service area, but represents a special commitment the Bank has made to provide lending and depository services to the community. As a part of the CRA program, the Bank is subject to periodic examinations by the OCC and maintains comprehensive records of its CRA activities for this purpose. Following its most recent examination in March 1998, the Bank received a rating of "Satisfactory."

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

ITEM 2.  PROPERTIES

The Company leases approximately 50,000 square feet in Hartford, Connecticut to house its headquarters and lending and support staff. The Company maintains leased space for representative offices in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Rochester, New York; Philadelphia and Pittsburgh, Pennsylvania; Washington, D.C.; Detroit, Michigan; and Cleveland, Ohio. The Company's leases generally provide for two five-year renewal options and options on additional space. Management believes that its existing facilities are adequate for their present and proposed uses and that suitable facilities will be available on reasonable terms for any additional space required.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any legal proceedings except for routine litigation incidental to the business of banking, none of which is expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1998 to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this item may be found on the inside back cover of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Information required by this item may be found on page 4 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item may be found on pages 5 through 20 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found on pages 16 through 18 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found on pages 21 through 43 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference and is filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEMS 10 - 13

Information required by these items may be found in the Company's Proxy Statement which is incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.   The following documents are filed as a part of this report:

     1. Financial Statements set forth on pages 21 through 43 of the 1998 Annual Report to Shareholders which is filed herewith as Exhibit 13.1.

          (i)    Report of Independent Accountants

          (ii)   Consolidated Balance Sheets as of December 31, 1998 and 1997

          (iii) Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

          (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

          (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

     2.   Financial Schedules:

          None required.

     3.   Exhibits:

          Exhibit
          Number   Description
          ------   -----------
          3.1      Amended and Restated Certificate of Incorporation of the
                   Registrant.*

          3.2      Amended and Restated By-laws of the Registrant.*

          10.1 Employment Agreement among Registrant, First National Bank of New England and Brett N. Silvers dated April 15, 1994; as amended by Letter Agreement dated July 3, 1997.*

          10.2 Promissory Note of Brett N. Silvers, payable to the Registrant, dated June 30, 1994, as amended.*

          10.3 Stock Pledge Agreement, dated June 30, 1994, between the Registrant and Brett N. Silvers, as amended.*

          10.4     Amended and Restated 1996 Stock Option Plan.*

          10.5     1994 Incentive Stock Option Plan, as amended.*

          10.6     401(k) Plan.*

          10.7 Lease between Cambridge One Commercial Plaza, LLC and the Bank dated June 1, 1997.*

          10.8 First Amendment of Lease between Cambridge One Commercial Plaza, LLC and the Bank dated November 30, 1998.

          10.9 Second Amendment of Lease between Cambridge One Commercial Plaza, LLC and the Bank dated as of March 26, 1999.

          10.10 Employment Agreement between the Bank and Leslie A. Galbraith dated August 25, 1997.*

          10.11 Employment Agreement Amendment between the Bank and Leslie A. Galbraith dated December 2, 1998.

          10.12 Revolving Commercial Loan Warehouse and Security Agreement among Prudential Securities Credit Corporation, First National Bank of New England and First International Bancorp, Inc., dated as of December 4, 1998.

          10.13 Loan Purchase and Servicing Agreement among FNBNE Funding Corp., First National Bank of New England, First Union National Bank, Variable Funding Capital Corporation, First Union Capital Markets, a division of Wheat First Securities, Inc. and Marine Midland Bank, dated as of December 23, 1998.

          10.14 Pooling and Servicing Agreement between Marine Midland Bank and First National Bank of New England, dated as of May 31, 1998.

          10.15 Sale and Servicing Agreement between FNBNE Business Loan Trust 1998-A and First National Bank of New England, dated as of December 1, 1998.

          13.1     1998 Annual Report to Shareholders.

          21.1     Subsidiaries of Registrant.

          23.1     Consent of PricewaterhouseCoopers LLP

          27.1     Financial Data Schedule for the Year Ended December 31, 1998.

          99 Agreement for Purchase and Sale of Assets and Assumption of Liabilities between First National Bank of New England and Hudson United Bank, dated as of December 31, 1998.**

          * Denotes an exhibit which has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-31339.

          ** Denotes an exhibit which has previously been filed as an exhibit to the Company's Report on Form 8-K, Commission File No. 0-22861.

B.   Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

     The Company did file a Report on Form 8-K dated January 8, 1999 to report the signing of the Agreement for Purchase and Sale of Assets and Assumption of Liabilities between First National Bank of New England (now known as First International Bank, N.A.) and Hudson United Bank, dated December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1999
                                            First International Bancorp, Inc.


                                            By: /s/ Brett N. Silvers
                                                -----------------------------
                                                Brett N. Silvers
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                    Title                          Date
         ---------                    -----                          ----

/s/ Brett N. Silvers
-------------------------
Brett N. Silvers                 Chief Executive Officer        March 29, 1999

/s/ Michael R. Carter
-------------------------
Michael R. Carter                Director                       March 29, 1999

/s/ Arnold L. Chase
-------------------------
Arnold L. Chase                  Director                       March 29, 1999

/s/ Cheryl A. Chase
-------------------------
Cheryl A. Chase                  Director                       March 29, 1999

/s/ Frank P. Longobardi
-------------------------
Frank P. Longobardi              Director                       March 29, 1999

/s/ Leslie A. Galbraith
-------------------------
Leslie A. Galbraith              Executive Vice President,      March 29, 1999
                                 Secretary and Treasurer