Form 10-Q
period 1999-03-31
FIRST INTERNATIONAL BANCORP INC
filed 1999-05-17
CIK 1040339

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ----------------------------

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended     MARCH 31, 1999
                                                  --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          _____________ to _____________

                        Commission file number 0-22861
                                               -------

                       FIRST INTERNATIONAL BANCORP, INC.
                       ---------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                     06-1151731
--------                                                     ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

280 Trumbull Street, Hartford, CT                            06103
---------------------------------                            -----
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code           860-727-0700
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, outstanding on April 30, 1999 was 8,159,687.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)



                                    ASSETS
                                    ------

                                                     March 31,     December 31,
                                                    -----------    ------------
                                                       1999             1998
                                                    -----------    ------------
                                                    (unaudited)

Cash and cash equivalents..........................   $ 62,762        $ 58,335
Investment securities..............................     36,545          35,619
Loans, net.........................................    102,525         108,958
Loans held-for-sale................................     28,597           8,577
Premises and equipment, net........................      3,544           3,815
Receivable from loans sold.........................     25,797          43,610
Prepaid expenses and other assets..................     19,406          14,812
                                                    ----------     ------------
    Total assets...................................   $279,176        $273,726
                                                    ==========     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                      March 31,     December 31,
                                                    -----------    ------------
                                                       1999             1998
                                                    -----------    ------------
                                                    (unaudited)

Deposits...........................................   $222,751        $219,874
Other liabilities..................................      4,365           4,781
                                                    ----------     -----------
    Total liabilities..............................    227,116         224,655


Stockholders' equity;
Common stock, 8,159,687 and 7,952,637
 shares issued and outstanding.....................        816             795
Paid-in capital in excess of par value, net........     34,557          32,561
Stockholder note receivable........................     (1,980)           (941)
Accumulated other comprehensive income.............        460             428
Retained earnings..................................     18,207          16,228
                                                    ----------     -----------
    Total stockholders' equity.....................     52,060          49,071
                                                    ----------     -----------
    Total liabilities and stockholders' equity.....   $279,176        $273,726
                                                    ==========     ===========

      See accompanying notes to unaudited condensed financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)
                                  (unaudited)


                                                            Three Month Ended
                                                                  March 31,
                                                            ------------------
                                                               1999     1998
                                                            --------   -------
Interest income:
     Loans, including net fees............................   $ 2,789   $3,996
     Investment securities................................       576      316
     Federal funds sold...................................       686      162
                                                            --------   ------
        Total interest income.............................     4,051    4,474

Interest expense:
     Deposits.............................................     2,359    1,670
     Other................................................       223       12
                                                            --------   ------
        Total interest expense............................     2,582    1,682
                                                            --------   ------
     Net interest income..................................     1,469    2,792
Provision for possible loan losses........................     1,539      781
                                                            --------   ------
     Net interest income after provision
        for possible loan losses..........................       (70)   2,011

Non-interest income:
     Gain on sale of:
        Guaranteed loans..................................     2,787    2,696
        Other loans.......................................        34      126
        Loan-backed securitizations.......................       147        -
        Loans to commercial paper conduit.................        82        -
                                                            --------   ------
                Total gains on loan sales.................     3,050    2,822


     Loan servicing income and fees.......................     1,196      927
     Service charges and other deposit fees...............        68      145
     Gain on sale of branch...............................     8,915        -
     Other income.........................................        16       15
                                                            --------   ------
        Total non-interest income.........................    13,245    3,909
                                                            --------   ------
     Total operating income...............................    13,175    5,920

Non-interest expense:
     Salaries and benefits................................     6,667    2,237
     Occupancy............................................       455      371
     Office expenses......................................       210      184
     Marketing............................................       486      260
     Furniture and equipment..............................       294      225
     Outside services.....................................       318      100
     Loan collection......................................        71       58
     Other................................................       851      106
                                                            --------   ------
        Total non-interest expense........................     9,352    3,541
                                                            --------   ------
     Income before income taxes...........................     3,823    2,379
Provision for income taxes................................     1,606      976
                                                            --------   ------
        Net income........................................   $ 2,217   $1,403
                                                            ========   ======

Basic earnings per common share...........................   $  0.28   $ 0.18
                                                            ========   ======

Diluted earnings per common share.........................   $  0.27   $ 0.17
                                                            ========   ======

   See accompanying notes to unaudited condensed financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                             ---------------------------
                                                                                 1999             1998
                                                                             ----------        ----------
Cash flows from operating activities:
        Net cash provided by (used in) operating activities................    ($ 2,414)        $    738
                                                                             ----------       ----------

Cash flows from investing activities:
        Net decrease (increase) in loans...................................       5,669          (22,088)
        Purchase of investment securities available for sale...............      (2,674)               -
        Purchase of equity securities available for sale...................        (177)               -
        Proceeds from maturities and principal repayments of investment
         securities available for sale.....................................         793              592
        Proceeds from maturities and principal repayments of investment
         securities held to maturity.......................................         237            4,030
        Proceeds from sale of investment securities........................           -            1,102
        Proceeds from sale of other real estate owned......................          82                -
        Proceeds from sale of branch premises..............................         185                -
        Capital expenditures, net..........................................        (173)          (1,134)
                                                                             ----------       ----------

                Net cash provided by (used in) investing activities........       3,942          (17,498)
                                                                             ----------       ----------

Cash flows from financing activities:
        Net increase in deposits...........................................       2,877            9,952
        Net increase (decrease) in other borrowings........................        (717)             409
        Proceeds from  sale of common stock................................       2,017               19
        Principal payment on stockholder note receivable...................         941                -
        Principal advance on stockholder note receivable...................      (1,980)               -
        Dividends paid.....................................................        (239)            (236)
                                                                             ----------       ----------
                Net cash provided by financing activities..................       2,899           10,144
                                                                             ----------       ----------

Net increase (decrease) in cash and cash equivalents.......................       4,427           (6,616)
Cash and cash equivalents at beginning of period...........................      58,335           17,394
                                                                             ----------       ----------

Cash and cash equivalents at end of period.................................     $62,762          $10,778
                                                                             ==========       ==========

    See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

General
-------
The consolidated financial statements include the accounts of First International Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First International Bank, National Association (the "Bank"). In 1998, the Bank established three special purpose subsidiaries to facilitate loan securitizations and the sale of loans to a commercial paper conduit. Intercompany accounts and transactions have been eliminated in consolidation. The Bank has representative offices which are responsible for regional loan origination efforts, in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Rochester, New York; Pittsburgh and Philadelphia Pennsylvania; Detroit, Michigan; Cleveland, Ohio; and Washington, D. C. The Bank's primary revenues are derived from net interest income and the origination and sale, on a servicing retained basis, of commercial loans. The Bank is a national leader in the use of loan guarantee programs offered by the U. S. Small Business Administration (the "SBA"), the U. S. Department of Agriculture (the "USDA") and the Export-Import Bank of the United States ("Ex-Im Bank").

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Company's Annual Report for the year ended December 31, 1998.

Certain 1998 amounts have been reclassified to conform with the 1999 presentation. These reclassifications had no impact on net income.

Comprehensive Income
--------------------
SFAS No. 130 "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997, established standards for the reporting and display of comprehensive income, defined as the change in equity of a business enterprise during a period from nonowner sources. The adoption of SFAS No. 130 requires the Company to present the impact of any change in the market value of the "available for sale" investment portfolio or other components of comprehensive income. For the three month periods ended March 31, 1999 and 1998 such comprehensive income totaled $32,000 and $2,000, after income taxes, respectively. All amounts are comprised only of changes in the valuation allowance for the investment portfolio.

2.  Recent Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's financial statements issued after December 31, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that all derivatives be recognized as either assets or liabilities in the entity's balance sheet and be measured at fair value. Changes in the fair value of the derivative instruments are to be recognized depending on the intended use of the derivative and whether or not it has been designated as a hedge. This statement is not expected to have a significant impact upon the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including without limitation (i) the continuation in their present form of the government guarantee loan programs of the SBA, USDA and Ex-Im Bank, upon which a significant portion of the Company's business depends, (ii) the Company's ability to continue its recent growth by relying on non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations, (iii) disruption in the U.S. capital markets delaying or preventing the Company from receiving funding under warehouse lines of credit or completing loan sales or securitizations, and (iv) the Company's ability to accurately estimate loan losses and calculate the value of its servicing assets, including related interest-only strips. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's December 1998 Form 10-K filing with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


General

The Company's earnings have been historically derived from (i) the origination, sale and securitization of government guaranteed and other commercial loans,
(ii) net interest income, which is the difference between interest earned on interest-earning assets (principally loans) and interest-bearing liabilities (principally deposits), and (iii) fee income on loans serviced for others.

On March 26, 1999, the Company sold its last retail branch and its checking and savings accounts. The Company retained its certificates of deposit and continues to offer certificates of deposit to retail and brokered depositors. The Company also expects to obtain funding for its operations from warehouse lines of credit, the sale of loans on a loan-by-loan basis, private placement securitizations and from the sale of loans to a commercial paper conduit.

Results of Operations

                                                                        For the Three Months Ended March 31,
                                                                  ------------------------------------------------
                                                                         1999            1998          % Change
                                                                  ---------------  -------------  ----------------
                                                                  (amounts in thousands, except per share amounts)
Net interest income........................................               $1,469         $2,792             (47%)
Provision for loan losses..................................                1,539            781               97
                                                                  ---------------  -------------  ----------------
  Net interest income after provision......................                  (70)         2,011             (103)
Gain on loan sales.........................................                3,050          2,822                8
Other non-interest income..................................                1,280          1,087               18
Gain on sale of branch.....................................                8,915            -                -
Non-interest expense.......................................                9,352          3,541              164
                                                                  ---------------  -------------  ----------------
  Income before income taxes...............................                3,823          2,379               61
Income taxes...............................................                1,606            976               65
                                                                  ---------------  -------------  ----------------
    Net Income.............................................               $2,217         $1,403              58%
                                                                  ===============  =============  ================
  Basic earnings per share.................................                $0.28          $0.18
                                                                  ===============  =============
  Diluted earnings per share................................                $0.27          $0.17
                                                                  ===============  =============

   Weighted average shares - basic.........................                7,957          7,876
                                                                  ===============  =============
   Weighted average shares - diluted........................                8,164          8,215
                                                                  ===============  =============

Comparison of the Three Months Ended March 31, 1999 and 1998:

Net Income. Net income increased 58% or $814,000 for the three month period ended March 31, 1999 when compared to the three month period ended March 31, 1998. The increase was primarily the result of the sale of the Company's retail branch facility and its checking, savings and money market deposit accounts, which was partially offset by sale-related and certain non-recurring expenses, the loan loss provision and the cost of the liquidity held during the quarter to fund the sale of deposits as discussed below. Increases in gain on loan sales and loan servicing income were attributable to an increase in loans originated and the increase in the balance of loans managed for others, respectively.

Diluted earnings per share increased 59% or $.10 to $.27 per share for the three month period ended March 31, 1999 from $.17 per share for the three month period ended March 31, 1998.

Net Interest Income. Net interest income decreased 47% or $1.3 million for the three month period ending March 31, 1999 when compared to the same period ending March 31, 1998. Average earning assets increased 26% or $51 million while interest-bearing liabilities increased 47% or $63 million. The net interest spread for the three month period ended March 31, 1999 decreased 282 basis points reflecting a relative increase in the percentage of lower yielding LIBOR-based loans that were included in the balance sheet at March 31, 1999 and a 75 basis point decrease in the prime rate during the third quarter of 1998.

Approximately 45 basis points of the compression in the spread is due to the amortization costs of the Company's warehouse funding line, which are amortized over the term of the facility.

Average Balances, Interest, Yields and Rates
--------------------------------------------

                                           For The Three Months Ended       For The Three Months Ended     1999 Compared to 1998
                                                 March 31, 1999                  March 31, 1998              Change Due to (Z):
                                          ------------------------------ -----------------------------  ---------------------------
                                                      Interest  Average            Interest   Average
                                          Average     Earned     Yield/   Average   Earned     Yield/
                                          Balance      Paid       Rate    Balance    Paid       Rate     Volume    Rate     Total
                                          ------------------------------ -----------------------------   --------------------------
                                                                              (dollars in thousands)
Assets:
  Loans (1):
     Commercial                           $151,421    $2,719    7.18%    $152,110    $3,815     10.03%    ($12)   ($1,084)  ($1,096)
     Residential                             2,960        55    7.43%       7,626       140      7.34%     (87)         2       (85)
     Other customer                            693        15    8.78%       1,782        41      9.33%     (24)        (2)      (26)
                                          --------    ------    ----     --------    ------   -------    -----    -------   -------
  Total loans                              155,074     2,789    7.19%     161,518     3,996      9.90%    (123)    (1,084)   (1,207)

  Investment securities                     31,536       576    7.31%      21,453       316      5.89%     184         76       260
  Federal funds sold                        59,048       686    4.71%      11,605       162      5.66%     551        (27)      524
                                          --------    ------    ----     --------    ------   -------    -----    -------   -------
  Total investment securities and
   funds sold                               90,584     1,262    5.61%      33,058       478      5.81%     735         49       784
                                          --------    ------    ----     --------    ------   -------    -----    -------   -------

  Total earnings assets                    245,658     4,051    6.60%     194,576     4,474      9.20%     612     (1,035)     (423)
  Total non-earning assets                  35,647                         19,407
                                          --------                       --------
  Total assets                            $281,305                       $213,983
                                          ========                       ========


Liabilities:
  Deposits:
     Interest bearing demand deposits     $  7,924    $   46    2.35%    $  7,649    $   46      2.44%    $  2        ($2)   $    0
     Premier money market                  101,337     1,202    4.81%      83,110     1,108      5.41%     216       (122)       94
     Other savings                          10,372       101    3.95%       8,175        41      2.03%      21         39        60
     Retail and IRA certificates of
      deposit                               25,138       335    5.40%      32,858       464      5.73%    (103)       (26)     (129)
     Brokered certificates of deposit       51,000       675    5.37%         833        11      5.36%     664          0       664
                                          --------    ------    ----     --------    ------   -------    -----    -------   -------
  Total deposits                           195,771     2,359    4.89%     132,625     1,670      5.11%     800       (111)      689
  Warehouse borrowings                           0       218    0.00%           0         0      0.00%       0          0         0
  Other borrowings                             419         5    4.84%         609        12      7.99%      (2)        (5)       (7)
                                          --------    ------    ----     --------    ------   -------    -----    -------   -------
  Total interest bearing liabilities       196,190     2,582    5.34%     133,234     1,682      5.12%     798       (116)      682
                                          --------    ------    ----     --------    ------   -------    -----    -------   -------

  Non-interest bearing liabilities:
     Demand deposits                        32,776                         35,807
     Other liabilities                       3,913                          3,052
                                          --------                       --------
  Total non-interest bearing
   liabilities                              36,689                         38,859
  Stockholders' equity                      48,426                         41,890
                                          --------                       --------
  Total liabilities and stockholders'
   equity                                 $281,305                       $213,983
                                          ========                       ========
  Net interest income/net interest
   spread                                             $1,469    1.26%                $2,792      4.08%   ($186)     ($919)  ($1,105)
                                                      ======    ====                 ======     =====    =====      =====   =======

  Net interest margin                                           2.33%                            5.69%
                                                                ====                            =====

(1) For purposes of these computations, non-accruing loans are included in the average balance.
(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar.

Interest Income. Interest income decreased 9% or $423,000 to $4.1 million for the three month period ended March 31, 1999 from $4.5 million for the three month period ended March 31, 1998. Loan interest income decreased 30% or $1.2 million as the average balance of loans decreased 4% or $6.4 million and the average yield on loans decreased 271 basis points. Although commercial originations totaled $93 million for the three month period ended March 31, 1999 as compared to $78 million for the same period 1998, the majority of the loan closings occurred in the last few weeks of the quarter, contributing little interest income. The average balance decrease reflects the sale of the Company's $5 million residential mortgage portfolio in the second quarter of 1998 and the continued sale and securitization of commercial loan originations. Interest income includes $210,000 of adjustments related to the recoverability of certain accrued interest and deferred costs. The decrease in the yield is also the result of three prime rate decreases totaling 75 basis points which occurred in the third quarter of 1998 and an increase in the portfolio of lower priced LIBOR based loans. Privately insured loans indexed to LIBOR increased 100% or $16.6 million for the three month period ended March 31, 1999 compared to the same period in 1998. These loans are priced on average at LIBOR plus 250 basis points, which currently approximates the prime rate. However, prime based loans are priced on average at prime plus 100 basis points.

The decrease in loan interest income was mitigated by an increase in investment interest income of 164% or $784,000 to $1.3 million for the three month period ended March 31, 1999 from $478,000 for the three month period ended March 31, 1998. The average balance of federal funds sold increased by $47 million for the period as liquid investments were maintained to fund both loan closings and the $151 million sale of the Company's checking, savings and money market deposits. The average balance of investment securities increased 47% or $10 million reflecting the retention of certain notes by the Company upon completion of loan securitizations in 1998. The retained notes are comprised of subordinated notes with investment grade ratings of AA to BBB as well as $3.3 million in unrated notes. The average yield on all such retained notes was 7.83% for the quarter ended March 31, 1999.

Interest Expense. Interest expense increased 53% or $900,000 to $2.6 million for the three month period ended March 31, 1999 from $1.7 million for the three month period ended March 31, 1998 as the average balance of interest bearing deposits increased 47% or $63 million. The average balance of certificates of deposit increased 126% or $42.4 million reflecting a $50 million increase in average brokered certificates of deposit. The brokered certificates, which mature periodically within one year, were used to fund the $151 million sale of the checking, savings and money market deposit accounts.

Interest expense for the three month period ended March 31, 1999 also includes $223,000 of expense related to the $75 million warehouse line of credit, which is available to fund qualifying commercial term loans. Although the line was unused during the quarter, fees paid at origination of the line in December 1998 are amortized over the term of the facility.

Provision for Possible Loan Losses. The provision for possible loan losses totaled $1.5 million for the three month period ended March 31, 1999 compared to $781,000 for the three month period ended March 31, 1998. The increase reflects an overall increase in the Allowance for Loan Losses to $4.5 million at March 31, 1999 from $4.0 million at December 31, 1998 due to an increasing percentage of unguaranteed commercial loans, the seasoning of the commercial portfolio, and the introduction of new loan products where the Company has limited historical experience. See Allowance for Loan Losses for further discussion.


Non-Interest Income.  Non-interest income is comprised of the following items:

                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                  --------------   --------------  ---------------
Non-Interest Income:                                                 1999              1998            Change (%)
                                                                  --------------   --------------  ---------------
                                                                      (dollars in thousands)
Gain on loan sales:
 SBA sales                                                              $1,414           $1,308                8%
 USDA sales                                                                967              568               70
 Ex-Im working capital sales                                                85               79                8
 Ex-Im medium term sales                                                   321              741              (57)
                                                                  --------------   --------------  ---------------
   Gain on guaranteed loan sales                                         2,787            2,696                3

 Other loan sales                                                           34              126              (73)
 Loan backed securitizations                                               147              -                -
 Loans to commercial paper conduit                                          82              -                -
                                                                  --------------   --------------  ---------------
   Total gain on loan sales                                              3,050            2,822                8

Loan servicing income and fees                                           1,196              927               29
Service charges and other deposit fees                                     68              145              (53)
Gain on sale of branch                                                   8,915              -                -
Other income                                                                16               15                7
                                                                  --------------   --------------  ---------------

Total Non-interest income                                              $13,245           $3,909              239%
                                                                  ==============   ==============  ===============


The $9.3 million increase in non-interest income for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998 was due primarily to the gain of $8.9 million recognized on the sale of the Company's only branch facility and the related $151 million of checking, savings and money market accounts.

Gains on loan sales increased 8% or $228,000 to $3.1 million for the three month period ended March 31, 1999 from $2.8 million for the three month period ended March 31, 1998. The aggregate rate of return on SBA and Ex-Im Bank loans sold during the quarter ended March 31, 1999 increased to 585 basis points from 548 basis points for the same period last year. The relative rate of return on the USDA loans was significantly higher in the quarter ended March 1999 due to the overall higher loan rates and longer terms of the underlying loans. The gains as a percentage of the principal sold will vary in relation to such loan characteristics.

Gains on the sale of Ex-Im Bank medium term loans decreased by 57% or $420,000 for the period ended March 31, 1999 compared to the same period 1998, because approximately $6 million or 35% of the Ex-Im Bank medium term loans sold in the first quarter of 1998 were originated in December 1997. Ex-Im Bank medium term loans originated decreased only 3% for the quarter ended March 31, 1999 as compared to the prior year's quarter.

For the three months ended March 31, 1999, the gain on loan-backed securitizations of $147,000 is the portion of gain related to the final prefunded amount of the $65 million Business Loan Trust 1998-A commercial term loan securitization completed in December 1998. The gain on sale of loans to the commercial paper conduit is the result of a sale of $10 million of revolving commercial loans.

Loan servicing income is comprised of the servicing fees received on loans sold on a servicing-retained basis, net of amortization of the servicing asset. The amount of the servicing fee varies in accordance with the terms of the loan sale.

Detailed below are the components of this servicing income:

Loan Servicing Income and Fees                  For the Three Months Ended
------------------------------
                                                         March 31,
                                                 -------------------------
                                                   1999             1998
                                                 --------         --------
Loan Servicing Income:                            (dollars in thousands)
  SBA guaranteed loans......................     $    657          $   281
  USDA guaranteed loans.....................          193               76
  Ex-Im working capital loans...............           51               56
  Ex-Im medium term loans...................           56               96
  Loan securitizations......................           32                -
  Other loans...............................           76               45
                                                 --------         --------
    Loan servicing income...................        1,065              554
Servicing asset reduction...................         (238)               -
                                                 --------         --------
    Net loan servicing income...............          827              554
Other fees..................................          369              373
                                                 --------         --------
Total loan servicing income and fees........     $  1,196         $    927
                                                 ========         ========

Loans Managed for Others
------------------------

Average balance.............................     $668,199         $431,871
                                                 ========         ========
Ending balance..............................     $685,201         $470,786
                                                 ========         ========

The 92% or $511,000 increase in loan servicing income reflects the 55% or $236 million increase in the average balance of loans serviced for others to $668 million for the three month period ended March 31, 1999.

An impairment equal to $238,000 in the carrying value of the servicing asset related to the Ex-Im Bank medium term loans made to borrowers in Brazil, a country subject to macroeconomic pressures, was recognized in the quarter ended March 31, 1999 following payment defaults on the underlying loans. Ex-Im Bank has paid the claims in full or is in the process of full disbursement of interest and principal to the investors under the Ex-Im Bank guarantee.

The Company has historically assumed that Ex-Im Bank loans would amortize over the 3-5 year contractual term of the loans and recognizes any impairment when it becomes probable and estimable. Management will continue to monitor defaults and prepayments which could result in a reduction of the remaining life of the servicing asset and which would warrant a write down of the asset.

The Company's prepayment and default experience on the SBA and USDA guaranteed loans, as well as the experience on the securitized pools, continues to be at rates less than those assumed in the original calculations of the gain on sale. The actual performance of each portfolio is monitored quarterly.

Other loan fee income of $369,000 for the period ended March 31, 1999 is comprised primarily of $107,000 in advisory fees paid by clients to the Company in conjunction with non-loan related services and $193,000 in letter of credit fees. Letter of credit fees increased 72% or $81,000 for the three month ended March 31, 1999 from $112,000 for the three month period ended March 31, 1998 due to greater demand for this product from the Company's exporting borrowers. Such fees are recognized over the term of the letter of credit.

Non-Interest Expense.  Non-interest expense is comprised of the following items:

                                              For the Three Months Ended
                                                       March 31,
                                              --------------------------
                                                  1999           1998
                                              -----------    -----------
Non-Interest Expense:                              (dollars in thousands)
Salaries and benefits.......................       $6,667         $2,237
Occupancy...................................          455            371
Office expenses.............................          210            184
Marketing expenses..........................          486            260
Furniture and equipment.....................          294            225
Outside services............................          318            100
Loan collection.............................           71             58
Other.......................................          851            106
                                              -----------    -----------
   Total non-interest expense...............       $9,352         $3,541
                                              ===========    ===========

The 164% or $5.8 million increase in non-interest expense for the three month period ended March 31, 1999 as compared to the same period ended March 31, 1998 is primarily attributable to a $4.4 million increase in salaries and benefits. In connection with the re-negotiation of the employment agreement between the Company and its Chairman and Chief Executive Officer, a $1.7 million bonus was paid in March 1999 to enable the Chief Executive Officer to retire the $980,000 note receivable held by the Company and to pay the income taxes associated with the bonus. The note receivable was provided to finance the Chief Executive Officer's purchase of 614,000 shares of common stock in 1994. The stock purchased by the Chief Executive Officer is currently restricted, although the Company has agreed pursuant to a registration rights agreement that such shares may be registered for sale in the future.

As compensation for the sale of the Company's last retail branch and deposits, the Chief Executive Officer and another six members of senior management received cash bonuses totaling $940,000.

The average number of employees increased by 27% or 43 people for the period ended March 31, 1999 compared to the same period of 1998. The headcount increase reflects the opening of representative offices in Detroit, Michigan and Cleveland, Ohio, the full staffing of existing domestic representative offices, and the addition of staff to the credit administration and loan servicing areas to effectively support increased loan volume.

The 23% or $84,000 increase in occupancy expense reflects the addition of new offices in the third and fourth quarters of 1998 in Detroit and Cleveland and increased monthly common area and maintenance charges in the Company's Hartford headquarters building. Additional personnel contributed to increases of 14% or $26,000 in office expense, 31% or $69,000 in furniture and equipment expense. Marketing expense includes $51,000 of advertising expense related to a retail certificate of deposit campaign that was undertaken in March 1999 and a general increase in marketing related to new representative offices.

The $218,000 increase in outside service expense reflects increases in legal fees related to the establishment of agent relationships and/or representative office status in several of the Company's international markets, as well as outside contractors utilized to prepare files for the on-going securitization and sale of loans.

Other expenses increased $745,000, including the accrual of a $340,000 liability for the potential of loss of a government guarantee on a single SBA loan managed for investors. The Company is currently appealing this matter, which is technical and loan-specific. Since 1990, the Company has made repairs on government guaranteed loans totaling less than $100,000. The Company services guaranteed loans totaling $448.2 million at March 31, 1999.

Other expenses included legal and related expenses associated with various projects, including the establishment of a business relationship with CIGNA Financial Services, Inc. and Connecticut General Life Insurance Company with respect to providing investment, discount brokerage, cash management and retirement account services. Due to various corporate matters and projects underway, the Company expects that legal expenses will be above historical levels in the quarter ending June 30, 1999.

Income Taxes. The Company's effective tax rate increased to 42% for the three month period ended March 31, 1999 from 41% for the three month period ended March 31, 1998 due to the non-deductibility of the portion of the Chief Executive Officer's compensation over $1 million.

Discussion of Changes in Financial Condition to March 31, 1999 from December 31, 1998.

General. Total assets increased 1.7% or $4.7 million to $278.4 million from $273.7 million at December 31, 1998 due to increases in loans held for sale and federal funds. The growth was funded by retained earnings and an increase in brokered certificates of deposit to fund the sale of the Company's checking and savings accounts.

Cash and cash equivalents. The average balance of cash and cash equivalents increased $44.4 million to $63.3 million for the three month period ended March 31, 1999 from $18.9 million for the period ended March 31, 1998. The average balance of federal funds sold by the Company increased $47.4 million as additional liquidity, in the form of overnight investments, was maintained to fund loan closings and the sale of the Company's checking, savings and money market accounts.

Investment Securities. Investment securities portfolios totaled $35.2 million, a decrease of 1.1% or $400,000 from the December 31, 1998 balance of $35.6 million due to scheduled amortization of the portfolio securities.

Loans. The Company's loan portfolio and loans managed for others portfolio were as follows:

                                                       March 31,   December 31,
Loans Portfolio                                          1999          1998
---------------                                        ---------   ------------
                                                        (dollars in thousands)
SBA loans............................................  $  5,589      $ 22,774
USDA loans...........................................    15,669        14,017
Ex-Im working capital loans..........................     3,639         4,796
Ex-Im term loans.....................................       341            62
Insured term loans...................................    19,846        14,210
Import loans.........................................     3,943         4,681
Equipment finance loans..............................     4,906         4,020
Other commercial loans...............................    34,885        35,785
Owner occupied commercial mortgages..................    14,084         6,917
Non-owner occupied commercial mortgages..............     2,788         3,139
Other loans..........................................     3,614         3,545
                                                       --------      --------
     Total loans.....................................   109,304       113,946

Loans held for sale..................................    28,597         8,577

Less:
     Discount on retained loans......................     2,621         1,419
     Net deferred loan origination costs.............      (342)         (431)
     Allowance for loan losses.......................     4,500         4,000
                                                       --------      --------

     Loans, net......................................  $131,122      $117,535
                                                       ========      ========


Loans Managed for Others
------------------------
Guaranteed Loans
     SBA.............................................  $251,685      $245,073
     USDA............................................    81,584        75,526
     Ex-Im working capital...........................    11,634        14,788
     Ex-Im term......................................   100,256       102,638
     Inventory buyer credit..........................     2,534           300
     FHLMC...........................................       452           455
                                                       --------      --------
                                                        448,145       438,780

Unguaranteed Portions and Unguaranteed Loans
     SBA.............................................    69,664        74,033
     USDA............................................     5,878         6,173
     Other commercial................................   159,714       135,380
     Home equity lines...............................     1,800         2,166
                                                       --------      --------
                                                        237,056       217,752
                                                       --------      --------
Total loans managed for others.......................  $685,201      $656,532
                                                       ========      ========


Total loans under management.........................  $823,102      $779,055
                                                       ========      ========

Loan originations and line of credit commitments were $92.8 million for the three months ended March 31, 1999 and loan sales totaled $60.3 million for the period. However, net loans decreased by 5.7% or $6.4 million to $102.5 million at March 31, 1999 from $108.9 million at December 31, 1998 as approximately $23 million of the retained portions of SBA loans were reclassified from the loan category to loans held for sale in advance of a securitization planned for the quarter ending June 30, 1999.

Allowance for Loan Losses. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At March 31, 1999 the Allowance totaled $4.5 million and represented 3.3% of loans including loans held for sale. The Allowance totaled $4.0 million at December 31, 1998 and represented 3.3% of loans. The overall increase in the Allowance is due to an increasing percentage of unguaranteed commercial loans, the seasoning of the commercial loan portfolio, and the introduction of new loan products where the Company has limited historical experience.

Net charge-offs for the three month period ended March 31, 1999 increased $808,000 to $1.0 million from $231,000 for the three month period ending March 31, 1999. The Allowance at March 31, 1999 covered 1998 annual charge-offs 2.07 times.

Activity in the Allowance for Loan Losses
-----------------------------------------

                                                                                           For the Year
                                                            For the Three Months              Ended
                                                               Ended March 31,             December 31,
                                                        ----------------------------       ------------
                                                            1999            1998               1998
                                                        -----------      -----------       ------------
                                                                   (dollars in thousands)
Balance of allowance for loan losses
   at the beginning of the period...................      $  4,000          $  3,100           $  3,100
Charge offs:
   SBA loans........................................            93                 -                775
   Ex-Im working capital loans......................           188                 -                  -
   Insured term loans...............................           112                 -                  -
   Other commercial loans...........................           622               234                959
   Import loans.....................................            26                 -                  -
   Non-owner occupied commercial mortgages..........             -                 -                582
   Other loans......................................             -                 8                  8
                                                       -----------       -----------       ------------
      Total charge-offs.............................         1,041               242              2,324
Recoveries:
   SBA loans........................................             1                 -                  -
   Other commercial loans...........................             1                 2                 30
   Non-owner occupied commercial mortgages..........             -                 9                123
                                                       -----------       -----------       ------------
      Total recoveries..............................             2                11                153
                                                       -----------       -----------       ------------
Net charge-offs.....................................         1,039               231              2,171
Provision for loan losses...........................         1,539               781              3,071
                                                       -----------       -----------       ------------
Balance of allowance for loan
   losses at end of period..........................      $  4,500          $  3,650           $  4,000
                                                       ===========       ===========       ============
Total loans and loans held for sale.................      $137,901          $171,534           $122,523
                                                       ===========       ===========       ============
Allowance to total loans............................           3.3%              2.1%               3.3%
                                                       ===========       ===========       ============

Non-performing loans for the three month period ended March 31, 1999 increased $937,000 to $4.0 million. Although non-accrual loans have increased, at March 31, 1999 approximately 35% of these loans were current for principal and interest under the contractual terms. The majority of the increase at March 31, 1999 is attributable to two loans, both of which were current for principal and interest under the existing contractual terms.

The following table sets forth information regarding the Company's non-performing loans at the dates indicated:

Non-Performing Loans                                   March 31,       December 31,
                                                         1999             1998
                                                      -----------      ------------
                                                         (dollars in thousands)
Commercial:
  Unguaranteed portions:
     SBA and USDA loans.........................           $1,593            $1,533
     Ex-Im working capital loans................              469               418
  Other international loans.....................              605               112
  Other commercial loans........................            1,060               890
  Owner occupied commercial mortgages...........                -                 6
  Non-owner occupied commercial mortgages.......              169                 -
Consumer loans..................................              145               145
                                                      -----------      ------------
     Total non-performing loans.................           $4,041            $3,104
                                                      ===========      ============

Total non-performing loans to total loans.......             2.93%             2.53%
                                                      ===========      ============

Total non-performing loans to total assets......             1.45%             1.13%
                                                      ===========      ============

Allowance to total non-performing loans.........              111%              129%
                                                      ===========      ============

The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis, and therefore allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. Loans to foreign entities at March 31, 1999 represented 15% of total loans. Such loans are U.S. dollar denominated and either 100% Ex-Im Bank guaranteed and sold at origination or carry private insurance equal to 80-90% of the loan balance. The Company currently has two private credit insurance policies issued by a Standard & Poors AAA-rated company. The policies provide that the Company is responsible for a deductible and for the first loss on the uninsured portion of the loan. The aggregate deductible on the policies is $2 million.

                                                       March 31,       December 31,
                                                         1999              1998
                                                      -----------      ------------
                                                          (dollars in thousands)
Allocation of the Allowance by
Category of Loans:
Unguaranteed Portions of:
   SBA loans.....................................         $  443            $  841
   USDA loans....................................            250               209
   Ex-Im working capital loans...................            268               245
   Ex-Im term loans..............................             10                 2
Insured term loans...............................            650               479
Import loans.....................................            370                94
Equipment finance................................             64                55
Other commercial loans...........................          1,350             1,311
Owner occupied commercial mortgages..............            192               128
Non-owner occupied commercial mortgages..........             56                63
Other loans......................................             43                43
Loans held for sale..............................            143                43
Unallocated......................................            661               487
                                                      -----------      ------------
   Total allowance for loan losses...............         $4,500            $4,000
                                                      ===========      ============

Percent of Loans in Each Category to Total Loans:
Unguaranteed Portions of:
   SBA loans.....................................            4.1%             18.6%
   USDA loans....................................           11.4              11.4
   Ex-Im working capital loans...................            2.6               3.9
   Ex-Im term loans..............................            0.2               0.1
Insured term loans...............................           14.4              11.6
Import loans.....................................            2.9               3.8
Equipment finance................................            3.6               3.3
Other commercial.................................           25.3              29.2
Owner occupied commercial mortgages..............           10.2               5.6
Non-owner occupied commercial mortgages..........            2.0               2.6
Other loans......................................            2.6               2.9
Loans held for sale..............................           20.7               7.0
                                                      -----------      ------------
   Total.........................................            100%              100%
                                                      ===========      ============

Stockholders' Equity. Stockholders' equity increased 4.6% or $2.2 million to $51.3 million at March 31, 1999 from $49.0 million at December 31, 1998 due to the retention of earnings net of a quarterly dividend of $.03 per share, or $239,000.

Following the award of a bonus specifically for this purpose, the Company's Chief Executive Officer repaid the promissory note that was issued in 1994 in connection with his purchase of 614,600 shares of common stock. On March 31, 1999, the Company sold an additional 200,000 shares of common stock to the Chief Executive Officer for an aggregate purchase price of $2,000,000, or $10 per share. The stock purchased by the Chief Executive Officer is currently restricted, although the Company has agreed, pursuant to a registration rights agreement that such shares may be registered for sale in the future. The Company received a cash payment of

$20,000 and a promissory note in the amount of $1,980,000 for this transaction. Principal plus interest, accruing at a rate of 7% compounded annually, is payable on the note to the Company at the April 1, 2002 maturity date. The interest and principal may be forgiven by the Company in certain circumstances. The sale of the stock will increase stockholders' equity only when principal payments are received as such stockholder note receivable is carried as part of stockholders' equity since it is collateralized by stock of the Company.


Liquidity and Capital Resources.

The Company's primary sources of liquidity and funding are certificates of deposit, warehouse lines of credit and loan sales and securitizations. Secondary sources of liquidity include a Federal Home Loan Bank line of credit and federal funds purchased.

Management considers cash flows related to scheduled payments by borrowers, projected deposit levels, estimated liquidity needs for maturing certificates of deposit, approved extensions of credit and unadvanced commitments to existing borrowers in determining the level and maturity of funding necessary to support operations. The on-going sales of the government guaranteed portions of loans at origination also provides cash to fund operations. Such loan sales totaled $60.3 million for the three month period ended March 31, 1999, representing 65% of the $92.8 million total loans originations for the three month period.

As of March 31, 1999 the Company had outstanding commitments to fund loans and lines of credit of $65.6 million and had issued letters of credit totaling $32.1 million.

The Company believes that it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations and commitments, and certificate of deposit maturities.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies and maintains a "well-capitalized" status, with a total capital to risk-weighted assets of 21.94% and a Tier 1 capital to assets or leverage ratio of 18.44% at March 31, 1999.

A subsidiary of the Bank entered into an interest rate swap with a notional amount of $19 million in December 1998 in order to mitigate interest rate risk inherent in the sale of revolving commercial loans to a commercial paper facility. The swap provides for net settlement on a monthly basis which is recorded as an adjustment to interest income. For the three month period ended March 31, 1999, interest income totaling $16,000 was recorded related to the swap.

As in prior periods, the Company has limited exposure to market risk as it has an investment portfolio with a short duration and moderate level of interest rate risk.

Year 2000 Compliance

As the Year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the market place were designed to accommodate only a two digit position which represents the year (e.g. '95 is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., '99) could be the maximum date value these systems will be able to accurately process.

Utilizing the framework provided by the Federal Financial Institutions Examination Council ("FFIEC"), the Company developed a Year 2000 Compliance Program as discussed below. The Company's Year 2000 Compliance Workplan ("Workplan") includes the following broad components:

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

The Company has reviewed all mission critical systems, prioritized the details of the plan and its resources, and has established deadlines for each of the components of the Workplan. The Company's primary internal mission critical systems included a deposit item processing system, wide area network which supports word processing and spreadsheet applications as well as other external software systems, and a AS/400 operating system. The Company determined that the deposit item processing system could not be readily made Year 2000 compliant and, therefore, outsourced this function in the first quarter of 1998. Total annual costs for this third party service are estimated at $36,000. The Company's word processing and spreadsheet software applications and the AS/400 operating system were upgraded to Year 2000 compliant versions in the first half of 1998. Total costs of such software upgrades approximated $55,000. Certain hardware components were also upgraded in conjunction with these software initiatives at an estimated cost of $20,000. Management estimates that additional costs to be incurred to execute the Workplan will not exceed $20,000.

Third party vendors support the Company's other mission critical IT and non-IT systems. The Company has developed a plan to monitor and test all such systems. Non-IT systems include the Company's facility-related operating systems and are included in the Company's Workplan.

As required by the FFIEC, the Business Resumption Contingency Plan has been developed. Although the Company expects that each mission critical system will be Year 2000 Compliant, the Plan was designed to mitigate serious disruptions to the Company's business flow. The Plan is currently being validated in preparation for independent third party testing which will be substantially complete by June 30, 1999 in accordance with FFIEC guidelines.

The Company's Workplan also requires that the Year 2000 readiness of major borrowers, wholesale time deposit brokers, investment bankers providing borrowing facilities to the Company, and primary loan purchasers be evaluated. Documentation has been received from these parties and it appears to meet the FFIEC standards for determining Year 2000 preparedness and provides information to assess any potential risk to the Company. The Company has reviewed the documentation and it appears that the parties have adequately assessed Year 2000 risks and undertaken efforts to mitigate potential problems.

The above expectations are subject to uncertainties. If for example, the Company fails to identify and address all Year 2000 problems in the mission critical operations, fails to develop a comprehensive contingency plan, or is affected by the inability of critical third parties to continue operations due to such problems, the results of the Company's operations or financial condition could be materially impacted. Such impact might result from operational difficulties of the Company's borrowers and their resultant inability to repay their loans to the Company; an ability of the Company to access wholesale funds providers or other borrowing facilities; and an inability of the Company to normally process deposit, loan or loan investor transactions.

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

Item 2.   Changes in Securities

          On March 31, 1999, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, the Company sold 200,000 shares of its Common Stock to Brett N. Silvers, the Chairman and Chief Executive Officer of the Company, for $10 per share, or a total of $2,000,000. Such purchase price was paid $20,000 in cash and $1,980,000 by Mr. Silvers' promissory note. Such interest and principal may be forgiven by the Company in certain circumstances as described in the letter amending the employment agreement between Mr. Silvers and the Company attached hereto as an exhibit. The proceeds from such sale of common stock to Mr. Silvers will be used by the Company as additional working capital.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security-Holders

          Not applicable.

Item 5.   Other information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit
          Number         Description
          ------         -----------
          3.1            Amended and Restated Certificate of Incorporation of
                         the Registrant.*
          3.2            Amended and Restated By-laws of the Registrant.*
          10.1           Second Amendment of Lease between Cambridge One
                         Commercial Plaza, LLC and the Bank dated as of March 26, 1999.***

10.2 Letter dated March 31, 1999 to Amend the Employment Agreement among the Registrant, First International Bank, N.A. and Brett N. Silvers.

10.3 Registration Rights Agreement by and among First International Bancorp, Inc. and Nancy W. Silvers and The Silvers Family Trust, dated March 31, 1999.

10.4 Agreement for Purchase and Sale of Assets and Assumption of Liabilities between First National Bank of New England and Hudson United Bank, dated as of December 31, 1998.**

11.1      Computation of Per Share Earnings.

27        Financial Data Schedule for the Quarter Ended March 31, 1999.

* Denotes an exhibit which has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-31339.

** Denotes an exhibit which has previously been filed as an exhibit to the Company's Report on Form 8-K, Commission File No. 0-22861.

*** Denotes an exhibit which has previously been filed as an exhibit to the Company's Report on Form 10-K, Commission File No. 0-22861.



Reports on Form 8-K
-------------------

The Company filed a report on Form 8-K dated January 8, 1999 to report the signing of the Agreement for Purchase and Sale of Assets and Assumption of Liabilities between First National Bank of New England (now known as First International Bank, N.A.) and Hudson United Bank, dated December 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         First International Bancorp, Inc.
                                         ---------------------------------------
                                         (Registrant)


Date:  May 14, 1999                      By:  /s/ Brett N. Silvers
       ------------                           ----------------------------------
                                              Brett N. Silvers
                                              Its Chief Executive Officer
                                                  and President



Date:  May 14, 1999                      By:  /s/ Leslie A. Galbraith
       ------------                           ----------------------------------
                                              Leslie A. Galbraith
                                              Its Treasurer and Secretary
                                                  and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------

10.2 Letter dated March 31, 1999 to Amend the Employment Agreement among the Registrant, First International Bank, N.A. and Brett
                N. Silvers

10.3 Registration Rights Agreement by and among First International Bancorp, Inc. and Nancy W. Silvers and The Silvers Family Trust, dated March 31, 1999

11.1            Computation of Per Share Earnings

27              Financial Data Schedule