Form 10-Q
period 1999-06-30
FIRST INTERNATIONAL BANCORP INC
filed 1999-08-16
CIK 1040339

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                           ________________________

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended  June 30, 1999
                                     -------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from   __________ to __________

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
                                                                 ------------
Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No __________
    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, issued and outstanding on August 3, 1999 was 8,164,187.

                                     INDEX

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY

PART I.        FINANCIAL INFORMATION                                                          PAGE
                                                                                              ----
Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets
               June 30, 1999 and December 31, 1998                                               3

               Condensed Consolidated Statements of Income
               Three and Six Months Ended June 30, 1999 and 1998                                 4

               Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1999 and 1998                                           5

               Notes to Unaudited Condensed Consolidated Financial Statements                    6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                     8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                       30

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                31

Item 2.        Changes in Securities                                                            31

Item 3.        Defaults upon Senior Securities                                                  31

Item 4.        Submission of Matters to a Vote of Security Holders                              31

Item 5.        Other Information                                                                31

Item 6.        Exhibits and Reports on Form 8-K                                                 31

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS
                                    ------

                                                                    June 30,                   December 31,
                                                             --------------------        --------------------
                                                                     1999                         1998
                                                             --------------------        --------------------
                                                                 (unaudited)
Cash and cash equivalents.............................                  $ 21,468                     $ 58,335
Investment securities.................................                    39,912                       35,619
Loans, net............................................                   123,450                      108,958
Loans held-for-sale...................................                    24,613                        8,577
Premises and equipment, net...........................                     4,347                        3,815
Receivable from loans sold............................                    33,504                       43,610
Prepaid expenses and other assets.....................                    23,945                       14,812
                                                             -------------------         --------------------
   Total assets.......................................                  $271,239                     $273,726
                                                             ===================         ====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                   June 30,                  December 31,
                                                             -------------------        ---------------------
                                                                    1999                         1998
                                                             -------------------        ---------------------
                                                                 (unaudited)

Deposits..............................................                  $204,590                     $219,874
Other liabilities.....................................                    12,610                        4,781
                                                            --------------------        ---------------------
  Total liabilities.....................................                 217,200                      224,655
Stockholders' equity:
Preferred stock ($0.10 par value; 2,000,000 shares
 authorized; no shares issued and outstanding).........                        -                            -

Common stock ($0.10 par value; 12,000,000 shares
  authorized; shares issued and outstanding: 8,164,187
  at June 30, 1999 and  7,952,637 at December 31, 1998).                     816                          795

Paid-in capital in excess of par value, net...........                    34,565                       32,561
Stockholder note receivable...........................                    (1,980)                        (941)
Accumulated other comprehensive income, net                                  618                          428
Retained earnings.....................................                    20,020                       16,228
                                                            --------------------        ---------------------
   Total stockholders' equity........................                     54,039                       49,071
                                                            --------------------        ---------------------
    Total liabilities and stockholders' equity........                  $271,239                     $273,726
                                                            ====================        =====================

      See accompanying notes to unaudited condensed financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                      Three Months Ended  Six Months Ended
                                                                            June 30,          June 30,
                                                                      ------------------  ----------------
                                                                        1999      1998     1999     1998
                                                                      --------  --------  -------  -------
Interest income:
   Loans, including net fees.................................          $ 3,404  $  3,859  $ 6,193  $ 7,855
   Investment securities.....................................              946       235    1,522      551
   Federal funds sold........................................              308       310      994      472
                                                                      --------  --------  -------  -------
      Total interest income..................................            4,658     4,404    8,709    8,878
Interest expense:
   Deposits..................................................            2,956     1,920    5,315    3,590
   Other.....................................................              121         3      344       15
                                                                      --------  --------  -------  -------
     Total interest expense..................................            3,077     1,923    5,659    3,605
                                                                      --------  --------  -------  -------
   Net interest income.......................................            1,581     2,481    3,050    5,273
Provision for possible loan losses...........................              449     1,125    1,988    1,906
                                                                      --------  --------  -------  -------
   Net interest income after
     provision for possible loan losses......................            1,132     1,356    1,062    3,367
Non-interest income:
   Gain on sale of:
     Guaranteed loans........................................            3,085     3,276    5,872    5,972
     Other loans.............................................              223      (104)     257       22
     Loan-backed securitizations.............................            2,810     2,365    2,957    2,365
     Loans to commercial paper conduit.......................               71         -      153        -
                                                                      --------  --------  -------  -------
         Total gains on loan sales...........................            6,189     5,537    9,239    8,359

   Loan servicing income and fees............................            1,626     1,059    2,822    1,985
   Service charges and other deposit fees....................                6       146       74      291
   Gain on sale of branch....................................                -         -    8,915        -
   Other income..............................................               35       220       51      235
                                                                      --------  --------  -------  -------
         Total non-interest income...........................            7,856     6,962   21,101   10,870
                                                                      --------  --------  -------  -------
   Total operating income....................................            8,988     8,318   22,163   14,237
Non-interest expense:
   Salaries and benefits.....................................            3,552     2,765   10,219    5,002
   Occupancy.................................................              422       377      877      748
   Office expenses...........................................              273       198      483      382
   Marketing.................................................              526       258    1,012      455
   Furniture and equipment...................................              306       243      600      468
   Outside services..........................................              300       198      618      298
   Loan collection...........................................               30        30      101       88
   Other.....................................................              122       221      973      390
                                                                      --------  --------  -------  -------
         Total non-interest expense..........................            5,531     4,290   14,883    7,831
                                                                      --------  --------  -------  -------
   Income before income taxes................................            3,457     4,028    7,280    6,406
Provision for income taxes...................................            1,400     1,587    3,006    2,562
                                                                      --------  --------  -------  -------
         Net income..........................................          $ 2,057  $  2,441  $ 4,274  $ 3,844
                                                                      ========  ========  =======  =======

Basic earnings per common share..............................          $  0.25  $   0.31  $  0.53  $  0.49
                                                                      ========  ========  =======  =======

Diluted earnings per common share............................          $  0.25  $   0.30  $  0.52  $  0.47
                                                                      ========  ========  =======  =======

      See accompanying notes to unaudited condensed financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                        1999            1998
                                                                      --------        --------
Cash flows from operating activities:
     Net cash provided by (used in) operating activities............  $ (8,647)       $  5,628
                                                                      --------        --------
Cash flows from investing activities:
     Net increase in loans..........................................   (14,931)         (5,890)
     Purchase of investment securities available for sale...........   (61,339)         (8,693)
     Purchase of equity securities available for sale...............      (177)              -
     Proceeds from maturities and principal repayments of
       investment securities available for sale.....................    56,584           4,669
     Proceeds from maturities and principal repayments of
       investment securities held to maturity.......................       503           4,564
     Proceeds from sale of investment securities....................         -           1,102
     Proceeds from sale of other real estate owned..................        82               -
     Proceeds from sale of branch premises..........................       185               -
     Capital expenditures, net......................................      (909)         (1,627)
                                                                      --------        --------

         Net cash provided by (used in) investing activities........   (20,002)         (5,875)
                                                                      --------        --------

Cash flows from financing activities:
     Net increase (decrease) in deposits............................   (15,284)         27,880
     Net increase (decrease) in other borrowings....................     6,563            (104)
     Proceeds from sale of common stock.............................     2,025             151
     Principal payment on stockholder note receivable...............       941               -
     Principal advance on stockholder note receivable...............    (1,980)              -
     Dividends paid.................................................      (483)           (473)
                                                                      --------        --------

         Net cash provided by (used in) financing activities........    (8,218)         27,454
                                                                      --------        --------

Net increase (decrease) in cash and cash equivalents................   (36,867)         27,207
Cash and cash equivalents at beginning of period....................    58,335          17,394
                                                                      --------        --------
Cash and cash equivalents at end of period..........................  $ 21,468        $ 44,601
                                                                      ========        ========

    See accompanying notes to unaudited consolidated financial statements.

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS


1.  Basis of Presentation

General
-------
The condensed consolidated financial statements included herein are unaudited and represent the accounts of First International Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First International Bank (the "Bank"). In 1998, the Bank established three special purpose subsidiaries to facilitate loan securitizations and the sale of loans to a commercial paper conduit. Intercompany accounts and transactions have been eliminated in consolidation. The Bank has representative offices which are responsible for regional loan origination efforts in Hartford, Connecticut; Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Rochester, New York; Pittsburgh and Philadelphia, Pennsylvania; Detroit, Michigan; Cleveland, Ohio; St. Louis, Missouri; and Washington, D. C. The Bank also has international representatives in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, the Philippines, Poland, South Africa, Turkey and West Africa. The Bank's primary revenues are derived from net interest income and the origination and sale, on a servicing retained basis, of commercial loans. The Bank is a national leader in the use of loan guarantee programs offered by the
U. S. Small Business Administration (the "SBA"), the U. S. Department of Agriculture (the "USDA") and the Export-Import Bank of the United States ("Ex-Im Bank"). The Company maintains a web site at www.FirstInterBank.com.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the entire fiscal year or any interim period. This unaudited interim financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which is filed with the Securities and Exchange Commission.

Certain 1998 amounts have been reclassified to conform with the 1999 presentation. These reclassifications had no impact on net income.

Comprehensive Income
--------------------
SFAS No. 130 "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997, established standards for the reporting and display of comprehensive income, defined as the change in equity of a business enterprise during a period from nonowner sources. The adoption of SFAS No. 130 requires the Company to present the impact of any change in the market value of the "available for sale" investment portfolio or other components of comprehensive income. For the six-month periods ended June 30, 1999 and 1998, such comprehensive income totaled $190,000 and $337,000 after income taxes, respectively. All amounts are comprised only of changes in the valuation allowance for the investment portfolio.

2.   Recent Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and amendment of FASB Statement No. 133," which is effective for the Company's financial statements issued after December 31, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that all derivatives be recognized as either assets or liabilities in the entity's balance sheet and be measured at fair value. Changes in the fair value of the derivative instruments are to be recognized depending on the intended use of the derivative and whether or not it has been designated as a hedge. This statement is not expected to have a significant impact upon the Company's financial position, results of operations or cash flows.


3.   Dividend Policy

The Company paid a cash dividend in the amount of $0.03 per share on May 12, 1999. On July 27, 1999, the Company declared a dividend of $0.03 per share payable on August 13, 1999 to shareholders of record as of the close of business on August 6, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including without limitation (i) the continuation in their present form of the government guarantee loan programs of the U. S. Small Business Administration ("SBA"), the U. S. Department of Agriculture ("USDA") and the Export-Import Bank of the United States ("Ex-Im Bank") upon which a significant portion of the Company's business depends, (ii) the Company's ability to continue its recent growth by relying on non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations, (iii) a disruption in the U.S. capital markets which delay or prevent the Company from receiving funding under warehouse lines of credit or completing loan sales or securitizations, and (iv) the Company's ability to accurately estimate loan losses and calculate the value of its servicing assets, including related interest-only strips. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


Overview

First International Bancorp, Inc. (the "Company") is a Delaware corporation formed in 1985 and serves as the bank holding company for First International Bank. Established in 1955 as a nationally chartered bank, First International Bank became a Connecticut bank and trust company on July 1, 1999. The Bank is headquartered in Hartford, Connecticut. The Company specializes in providing innovative credit, trade and financial solutions to small and medium size manufacturing companies located in the United States and international emerging markets, and is the nation's largest combined user of loan guarantee programs made available by the SBA, USDA and Ex-Im Bank.

General

The Company's earnings have been historically derived from (i) the origination, sale and securitization of government guaranteed and other commercial loans,
(ii) net interest income, which is the difference between interest earned on interest-earning assets (principally loans) and interest-bearing liabilities (principally deposits), and (iii) fee income on loans serviced for others.

On March 26, 1999, the Company sold its last retail branch and its checking and savings accounts. The Company retained its certificates of deposit and continues to issue retail and brokered certificates of deposit. The Company also expects to obtain funding for its operations from warehouse lines of credit, the sale of loans on a loan-by-loan basis, private placement securitizations and from the sale of loans to commercial paper conduits.

Results of Operations for the Six Months Ended June 30, 1999 and June 30, 1998:

                                                                For the Six Months Ended June 30,
                                                   --------------------------------------------------------
                                                         1999                 1998                % Change
                                                   ---------------      ---------------      --------------
                                                        (amounts in thousands, except per share amounts)
Net interest income..........................              $ 3,050               $5,273                 (42%)
Provision for loan losses....................                1,988                1,906                   4
                                                   ---------------      ---------------      --------------
     Net interest income after provision.....                1,062                3,367                 (68)
Gain on loan sales...........................                9,239                8,359                  11
Other non-interest income....................                2,947                2,511                  17
Gain on sale of branch.......................                8,915                    -                  NM
Non-interest expense.........................               14,883                7,831                  90
                                                   ---------------      ---------------      --------------
     Income before income taxes..............                7,280                6,406                  14
Income taxes.................................                3,006                2,562                  17
                                                   ---------------      ---------------      --------------

          Net income.........................              $ 4,274               $3,844                  11%
                                                   ===============      ===============      ==============

        Basic earnings per share.............              $  0.53               $ 0.49
                                                   ===============      ===============
        Diluted earnings per share...........              $  0.52               $ 0.47
                                                   ===============      ===============

        Weighted average shares - basic......                8,059                7,887
                                                   ===============      ===============
        Weighted average shares - diluted....                8,266                8,206
                                                   ===============      ===============

Net Income.   Net income increased 11% or $430,000 for the six-month period ended June 30, 1999 when compared to the six-month period ended June 30, 1998. The increase was primarily the result of the March 1999 sale of the Company's retail branch facility and its checking, savings and money market deposit accounts, which was partially offset by sale-related and certain non-recurring expenses, the loan loss provision and the cost of the liquidity held during the first quarter to fund the sale of the deposits. Increases in gains on loan sales and loan servicing income resulted from increased loan originations and an increase in the balance of loans managed for others.

Diluted earnings per share increased 11% or $.05 to $.52 per share for the six-month period ended June 30, 1999 from $.47 per share for the six-month period ended June 30, 1998.

Net Interest Income. Net interest income decreased 42% or $2.2 million for the six-month period ended June 30, 1999 when compared to the same period ended June 30, 1998. Average earning assets increased 26% or $50.8 million while average interest-bearing liabilities increased 50% or $70.5 million. The increase in interest-bearing liabilities was the result of the increase in brokered certificates of deposit. These deposits were used by the Company to fund loan volume and the first quarter branch sale.

The net interest spread for the six-month period ended June 30, 1999 decreased 220 basis points when compared to the period ended June 30, 1998. The decrease reflects the relative increase in LIBOR-based loans included in the June 30, 1999 balance sheet, a 75 basis point decrease in the prime rate during the second half of 1998, and increased funding costs associated with the replacement of the Bank's core deposits with brokered certificates of deposit.

                                                           For The Six Months Ended             For The Six Months Ended
                                                                June 30, 1999                        June 30,  1998
                                                    ------------------------------------ ------------------------------------
                                                                     Interest    Average                Interest    Average
                                                        Average      Earned/     Yield/     Average     Earned/     Yield/
                                                        Balance        Paid       Rate      Balance       Paid       Rate
                                                    ------------------------------------ ------------------------------------
                                                                                                  (dollars in thousands)
Assets:
     Loans (1):
          Commercial............................      $154,397    $  6,067       7.86%    $153,276    $  7,523       9.82%
          Residential...........................         2,594          98       7.55%       6,494         258       7.95%
          Other consumer........................           640          28       8.82%       1,624          74       9.19%
                                                    ----------  ----------  ---------    ---------  ----------  ---------
    Total loans.................................       157,631       6,193       7.86%     161,394       7,855       9.73%

    Investment securities.......................        48,632       1,522       6.26%      18,810         551       5.86%
    Federal funds sold..........................        42,269         994       4.74%      17,479         472       5.45%
                                                    ----------  ----------  ---------    ---------  ----------  ---------
    Total investment securities and funds sold..        90,901       2,516       5.55%      36,289       1,023       5.66%
                                                    ----------  ----------  ---------    ---------  ----------  ---------

    Total earning assets........................       248,532       8,709       7.01%     197,683       8,878       8.98%
    Total non-earning assets....................        32,903                              22,372
                                                    ----------                           ---------
    Total assets................................      $281,435                            $220,055
                                                    ==========                           =========


Liabilities:
     Deposits:
          Interest bearing demand deposits......      $  5,187    $     60       2.33%    $  8,149    $     99       2.45%
          Premier money market..................        50,391       1,203       4.81%      83,256       2,222       5.38%
          Other savings.........................         5,163          97       3.79%       8,593         123       2.89%
          Retail and IRA certificates of deposit        34,319         902       5.30%      31,323         888       5.72%
          Brokered certificates of deposit......       115,192       3,053       5.34%       8,148         258       6.39%
                                                    ----------  ----------  ---------    ---------  ----------  ---------
     Total deposits.............................       210,252       5,315       5.10%     139,469       3,590       5.19%
     Warehouse borrowings.......................            84         337         NM            0           0       0.00%
     Other borrowings...........................           295           7       4.79%         651          15       4.65%
                                                    ----------  ----------  ---------    ---------  ----------  ---------
     Total interest bearing liabilities.........       210,631       5,659       5.42%     140,120       3,605       5.19%
                                                    ----------   ---------  ---------    ---------  ----------  ---------

     Non-interest bearing liabilities:
          Demand deposits.......................        20,079                              34,933
          Other liabilities.....................           760                               2,470
                                                    ----------                           ---------
     Total non-interest bearing liabilities.....        20,839                              37,403
     Stockholders' equity.......................        49,965                              42,532
                                                    ----------                           ---------
     Total liabilities and stockholders' equity.      $281,435                            $220,055
                                                    ==========                           =========

     Net interest income/net interest spread....                  $  3,050       1.59%                $  5,273       3.79%
                                                                  ========  =========               ==========  =========

     Net interest margin........................                                 2.42%                               5.30%
                                                                            =========                           =========


                                                        1999 Compared to 1998
                                                         Changes Due to (2):
                                                ----------------------------------


                                                    Volume      Rate        Total
                                                 ---------------------------------
Assets:
     Loans (1):
          Commercial............................  $   44     ($1,500)    ($1,456)
          Residential...........................    (147)        (13)       (160)
          Other consumer........................     (43)         (3)        (46)

                                                 -------   ---------   ---------
    Total loans................................    (146)     (1,516)     (1,662)

    Investment securities......................     933          38         971
    Federal funds sold.........................     583         (61)        522
                                                 -------   ---------   ---------
    Total investment securities and funds sold..   1,516         (23)      1,493
                                                --------   ---------   ---------

    Total earning assets........................   1,370      (1,539)       (169)
    Total non-earning assets....................

    Total assets................................



Liabilities:
     Deposits:
          Interest bearing demand deposits......    ($34)        ($5)       ($39)
          Premier money market..................    (785)       (234)     (1,019)
          Other savings.........................     (64)         38         (26)
          Retail and IRA certificates of deposit      79         (65)         14
          Brokered certificates of deposit......   2,837         (42)      2,795
                                                --------   ---------   ---------
     Total deposits.............................   2,033        (308)      1,725
     Warehouse borrowings.......................     337           0         337
     Other borrowings...........................      (8)          0          (8)
                                                --------   ---------   ---------
     Total interest bearing liabilities.........   2,362        (308)      2,054
                                                --------   ---------   ---------

     Non-interest bearing liabilities:
          Demand deposits.......................
          Other liabilities.....................

     Total non-interest bearing liabilities.....
     Stockholders' equity

     Total liabilities and stockholders' equity.


     Net interest income/net interest spread....   ($992)    ($1,231)    ($2,223)
                                                ========   =========   =========

     Net interest margin........................

(1) For purpose of these computations, non-accruing loans are included in the average balance.
(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Interest Income. Interest income decreased 2% or $169,000 to $8.7 million for the six-month period ended June 30, 1999 from $8.9 million for the six-month period ended June 30, 1998. Loan interest income decreased 21% or $1.7 million as the average balance of loans decreased 2% or $3.8 million and the average yield on loans decreased 187 basis points. The average balance decrease reflects the second quarter 1998 sale of the Company's $5 million residential mortgage portfolio and the continued sale and securitization of commercial loan originations. Interest income for the six-months ended June 30, 1999 was reduced by $210,000 related to the recoverability of certain accrued interest and deferred costs.

Commercial loan originations increased 18% or $42.5 million to $230 million for the six-month period ended June 30, 1999. However, 16% or $36.7 million of the originations were LIBOR-based international loans including $17.2 million of privately insured balance sheet loans. LIBOR based loans comprised 23% of balance sheet loans at June 30, 1999 versus 1% of balance sheet loans at June 30, 1998. Loans indexed to LIBOR are priced, on average, at LIBOR plus 250 basis points, which for the six-month period is approximately 10 basis points lower than the prime rate. Prime based loans are priced, on average, at prime plus 144 basis points. Additionally, the loan yield was impacted by three prime rate decreases totaling 75 basis points which occurred in the second half of 1998.

The decrease in loan interest income was mitigated by an increase in interest income from investment and federal funds sold of 146% or $1.5 million to $2.5 million for the six-month period ended June 30, 1999 from $1.0 million for the six-month period ended June 30, 1998. The average balance of federal funds sold increased 142% or $25 million for the six-month period as liquid investments were maintained to fund the first quarter $151 million branch deposit sale and first and second quarter loan closings. The average balance of investment securities increased 159% or $29.8 million reflecting the investment of excess liquidity and the retention of certain notes by the Company upon completion of loan securitizations in 1998 and 1999. The retained notes are comprised of subordinated notes with investment grade ratings of BBB to AA as well as $3.3 million of unrated notes. The weighted average yield on all such retained notes was 7.86% for the six-month period ended June 30, 1999.

Interest Expense.   Interest expense increased 57% or $2.1 million to $5.7
million for the six-month period ended June 30, 1999 from $3.6 million for the six-month period ended June 30, 1998 as the average balance of interest bearing deposits increased 50% or $70.5 million. The average balance in brokered certificates of deposit increased $107.0 million. These deposits, which mature periodically within the next nine months, were used to fund the $151.0 million sale of the checking, savings and money market deposit accounts.

Interest expense for the six-month period ended June 30, 1999 also includes $337,000 of expense related to the $75 million warehouse line of credit, which is available to fund qualifying commercial term loans. During the quarter an advance of $7.6 million was drawn for 2 days resulting in $4,000 of interest expense. The remaining expense relates to the amortization of fees paid at origination of the line in December 1998 which are amortized as interest expense over the term of the facility.

Provision for Possible Loan Losses.   The provision for possible loan losses
totaled $2 million for the six-month period ended June 30, 1999 compared to $1.9 million for the six-month period ended June 30, 1998. The increase reflects an overall increase in the Allowance for Loan Losses to $4.6 million at June 30, 1999 from $4.0 million at December 31, 1998 due to an increasing percentage of unguaranteed commercial loans, the seasoning of the commercial portfolio, and the introduction of new loan products where the Company has limited historical experience. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income.  Non-interest income is comprised of the following items:

                                                 For the Six Months Ended
                                                           June 30,
                                             ----------   ----------   ----------
Non-Interest Income:                            1999         1998       % Change
                                             ----------   ----------   ----------
                                                    (dollars in thousands)
Gain on loan sales:
  SBA sales...............................     $ 3,012      $ 2,998          0%
  USDA sales..............................       1,948        1,136         71
  Ex-Im working capital sales.............         216          279        (23)
  Ex-Im medium term sales.................         696        1,559        (55)
                                             ----------   ----------   ----------
       Gain on guaranteed loan sales......       5,872        5,972         (2)

  Other loan sales........................         257           22         NM
  Loan backed securitizations.............       2,957        2,365         25
  Loans to commercial paper conduit.......         153          -           -
                                             ----------   ----------   ----------
       Total gain on loan sales...........       9,239        8,359         11

Loan servicing income and fees............       2,822        1,985         42
Service charges and other deposit fees....          74          291        (75)
Gain on sale of branch....................       8,915          -           -
Other income..............................          51          235        (78)
                                             ----------   ----------   ----------


Total non-interest income.................     $21,101      $10,870         94%
                                             ==========   ==========   ==========

The $10.2 million increase in non-interest income for the six-month period ended June 30, 1999 as compared to the six-month period ended June 30, 1998 was due primarily to the first quarter gain of $8.9 recognized on the sale of the Company's only branch facility and the related $151 million of checking, savings and money market accounts.

Gains on loan sales increased 11% or $880,000 to $9.2 million for the six-month period ended June 30, 1999 from $8.4 million for the six-month period ended June 30, 1998. The average gains on SBA loan sales decreased to 486 basis points for the six-month period ended June 30, 1999 from 542 basis points for the same period 1998. The decrease is reflective of market pricing that has deteriorated during the second quarter as a result of accelerated prepayment assumptions utilized in the marketplace. The Company's prepayment and default experience on its SBA and USDA guaranteed loans, as well as its experience on the securitized pools, continues to be favorable and is at or below the rates assumed in the original calculations at the time of sale. The actual performance of each portfolio is monitored quarterly.

The relative average gain on sale on USDA loans increased to 736 basis points for the period ended June 30, 1999 from 639 basis points for the period ended June 30, 1998. The increase is the result of higher loan interest rates and longer terms of the underlying loans, which determines the gain recognized. The gains as a percentage of the principal sold will vary in relation to such loan characteristics.

Gains on the sale of Ex-Im Bank medium term loans decreased by 55% or $863,000 for the period ended June 30, 1999 reflecting a 24% or $6.2 million decrease in the origination of Ex-Im Bank medium term loans. During 1999, the Company's international lenders have begun originating loans under privately insured short and medium term loan programs, which are attractive to borrowers because they allow financing of non-U. S. made goods and provide the Company with greater discretionary authority to approve and close these loans.

In June 1999 the Company completed a securitization of the unguaranteed portions of SBA loans totaling $37.4 million, which included a $4.5 million pre-funding amount and resulted in a gain of $2.8 million. The $33.7 million senior security issued as part of the securitization was rated Aaa by Moody's Investors Service. As required by SBA regulations, the Company retained a $750,000 subordinated certificate. The Company also retained a $3.0 million A rated subordinated certificate. In connection with this transaction, the Company has recorded an interest-only strip totaling $1.9 million which represents the net present value of estimated cash flows due to the Company as servicer, after providing for estimated losses and prepayments on the underlying loans.

The gain on loan sales for the six-months ended June 30, 1998 includes a $2.8 million gain on a $27 million securitization of the unguaranteed portions of SBA loans.

The $153,000 gain on the sale of loans to the commercial paper conduit is the result of two sales totaling $12.3 million of revolving commercial loans.

Loan servicing income is comprised of the servicing fees received on loans sold on a servicing-retained basis, net of amortization of the servicing asset. The amount of the servicing fee varies in accordance with the terms of the loan sale.

Detailed below are the components of this servicing income:

Loan Servicing Income and Fees                 For the Six Months Ended
------------------------------
                                                       June 30,
                                                       --------
                                             1999         1998        % Change
                                          ----------   ----------   ----------
Loan Servicing Income:                            (dollars in thousands)
  SBA guaranteed loans..................   $  1,512     $    626         142%
  USDA guaranteed loans.................        427          148         189
  Ex-Im working capital loans...........        112          111           1
  Ex-Im medium term loans...............        124          180         (31)
  Loan securitizations..................        178          -           -
  Other loans...........................        156           99          58
                                          ----------   ----------   ----------
     Loan servicing income..............      2,509        1,164         116
Servicing asset reduction...............       (238)         -           -
                                          ----------   ----------   ----------
     Net loan servicing income..........      2,271        1,164          95
Other fees..............................        551          821         (33)
                                          ----------   ----------   ----------

Total loan servicing income and fees....   $  2,822     $  1,985          42%
                                          ==========   ==========   ==========

Loans Managed for Others
------------------------

Average balance.........................   $672,205     $457,822          47%
                                          ==========   ==========   ==========
Ending balance..........................   $735,149     $537,498          37%
                                          ==========   ==========   ==========

The 42% or $837,000 increase in loan servicing income reflects the 47% or $214 million increase in the average balance of loans serviced for others to $672 million for the six-month period ended June 30, 1999.

During the first quarter of 1999, the Bank recognized an impairment equal to $238,000 in the carrying value of the servicing asset related to certain Ex-Im Bank medium term loans made to borrowers in Brazil, a country subject to macroeconomic pressures, following payment defaults on the underlying loans. Ex-Im Bank has paid the claims in full to the investors under the Ex-Im Bank guarantee. Management will continue to monitor the defaults and prepayments, which could result in a reduction of the remaining life of the servicing asset and which would warrant a write down of the asset.

Other loan fee income of $551,000 for the period ended June 30, 1999 is comprised primarily of $107,000 in advisory fees paid by clients to the Company in conjunction with non-loan related services, $288,000 in letter of credit fees and $142,000 of late fees collected and other loan related fees.

Non-Interest Expense.  Non-interest expense is comprised of the following items:

                                              For the Six Months Ended

                                                      June 30,
                                        --------------------------------------
                                           1999         1998       (%) Change
                                        ----------   ----------   ------------
Non-Interest Expense:                            (dollars in thousands)
Salaries and benefits..............       $10,219      $5,002           104%
Occupancy..........................           877         748            17
Office expenses....................           483         382            26
Marketing expenses.................         1,012         455           122
Furniture and equipment............           600         468            28
Outside services...................           618         298           107
Loan collection....................           101          88            15
Other..............................           973         390           149
                                        ----------   ----------   ------------
     Total non-interest expense....       $14,883      $7,831            90%
                                        ==========   ==========   ============

The 90% or $7.1 million increase in non-interest expense for the six-month period ended June 30, 1999 as compared to the same period ended June 30, 1998 is primarily attributable to a $5.2 million increase in salaries and benefits. In connection with the re-negotiation of the employment agreement between the Company and its Chairman and Chief Executive Officer, a $1.7 million bonus was paid in March 1999 to enable the Chief Executive Officer to retire the $980,000 note receivable held by the Company and to pay the income taxes associated with the bonus. The note receivable was provided in 1994 to finance the Chief Executive Officer's purchase of 614,000 shares of common stock. The stock purchased is currently restricted, although the Company has agreed pursuant to a registration rights agreement that such shares may be registered for sale in the future.

In March 1999, as compensation for the sale of the Company's last retail branch and deposits, the Chief Executive Officer and six members of senior management received cash bonuses totaling $940,000.

The number of employees increased to 191 at June 30, 1999 from 157 at June 30, 1998 and 131 at December 31, 1997. The increase reflects the opening of representative offices in Detroit, Cleveland and St. Louis, the addition of Energy Finance and Equipment Finance business units, additional staffing of existing domestic representative offices, and additional staffing of the credit administration, loan servicing and information technologies areas.

The 17% or $129,000 increase in occupancy expense reflects the addition of new offices in late 1998 in Detroit and Cleveland and in 1999 in St. Louis and an increase in the leased square footage in the Company's Hartford headquarters building to accommodate new hires. The increase of 26% or $101,000 in office expenses and 28% or $132,000 in furniture and equipment reflects the increase in personnel.

The 122% or $557,000 increase in marketing expense includes $70,000 of advertising expense related to a retail certificate of deposit campaign undertaken in March 1999 and a general increase in marketing related to new representative offices and new product lines. Included in marketing expense is $259,000 of domestic and international travel expenses and $193,000 of master agent expenses reflecting the Company's continuing expansion in the United States and abroad.

The 107% or $320,000 increase in outside service expense reflects increases in legal fees related to the establishment of agent relationships and/or representative offices status in several of the Company's international markets, as well as the use of outside contractors to prepare files for the securitization and sale of loans.

Other expenses increased $583,000 and include a $334,000 expense for the estimated loss of a government guarantee on a single SBA loan managed for investors. Excluding this claim, since 1990, the Company has made repairs on government guaranteed loans totaling less than $100,000. At June 30, 1999, the Company services guaranteed loans totaling $467.9 million.

For the six-month period ended June 30, 1999, other expenses included legal and related expenses associated with various projects, including: changing the Company's name; conversion from a nationally chartered Bank to a Connecticut bank and trust company; and the establishment of a business relationship with CIGNA Financial Services, Inc. and Connecticut General Life Insurance Company with respect to the referrals for investment, discount brokerage, cash management and retirement account services. Due to various corporate matters and projects underway, the Company expects that legal expenses will be above historical levels in the quarter ended September 30, 1999.

Income Taxes. The Company's effective tax rate increased to 41.3% for the six-month period ended June 30, 1999 from 40% for the six-month period ended June 30, 1998 due to the non-deductibility of the portion of the Chief Executive Officer's compensation over $1 million.

Results of Operations for the Three Months Ended June 30, 1999 and June 30, 1998

                                                    For the Three Months Ended June 30,
                                                  ----------------------------------------
                                                    1999           1998          % Change
                                                  --------       --------       ----------
                                               (amounts in thousands, except per share amounts)
Net interest income.......................
Provision for loan losses.................         $1,581         $2,481            (36%)
                                                      449          1,125            (60)
  Net interest income after provision.....        --------       --------       ----------
Gain on loan sales........................          1,132          1,356            (17)
Other non-interest income.................          6,189          5,537             12
Non-interest expense......................          1,667          1,425             17
                                                    5,531          4,290             29
  Income before income taxes..............        --------       --------       ----------
Income taxes..............................          3,457          4,028            (14)
                                                    1,400          1,587            (12)
                                                  --------       --------       ----------
     Net income...........................
                                                   $2,057         $2,441            (16%)
                                                  ========       ========       ==========
     Basic earnings per share.............
                                                   $ 0.25         $ 0.31
     Diluted earnings per share...........        ========       ========
                                                   $ 0.25         $ 0.30
                                                  ========       ========
     Weighted average shares - basic......
                                                    8,160          7,903
     Weighted average shares - diluted....        ========       ========
                                                    8,359          8,214
                                                  ========       ========

Net Income. The 16% or $384,000 decrease in net income for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 is the result of a decrease in the net interest margin and an increase in non-interest expenses partially mitigated by an increase in gains on loan sales and non-interest income.

Diluted earnings per share decreased 17% or $.05 to $.25 for the quarter ended June 30, 1999 from $.30 per share for the quarter ended June 30, 1998.

Net Interest Income. Net interest income decreased 36% or $900,000 for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 as a result of a 53% or $78 million increase in average interest bearing liabilities. The increase in interest-bearing liabilities was the result of the increase in brokered certificates of deposit which were used by the Company to fund loan volume and the first quarter branch sale. The net interest spread decreased 160 basis points as a result of a 107 basis point reduction in the loan yield and a 24 basis point increase in the cost of funds.

Average Balances, Interest, Yields and Rates
--------------------------------------------


                                                    For The Three Months Ended         For The Three Months Ended
                                                          June 30, 1999                       June 30,  1998
                                                  -------------------------------    -------------------------------
                                                             Interest    Average                Interest    Average
                                                   Average    Earned/     Yield/      Average    Earned/     Yield/
                                                   Balance     Paid        Rate       Balance     Paid        Rate
                                                  -------------------------------    -------------------------------
                                                                                          (dollars in thousands)
Assets:
  Loans (1):
     Commercial................................   $157,331    $3,348      8.51%      $154,473     $3,708     9.60%
     Residential...............................      2,224        43      7.74%         5,339        118     8.84%
     Other consumer............................        605        13      8.61%         1,460         33     9.07%
                                                  --------    ------      -----      --------     ------     -----
  Total loans..................................    160,160     3,404      8.50%       161,272      3,859     9.57%

  Investment securities........................     65,651       946      5.76%        16,195        235     5.80%
  Federal funds sold...........................     25,674       308      4.81%        23,289        310     5.34%
                                                  --------    ------      -----      --------     ------     -----
  Total investment securities and funds sold...     91,325     1,254      5.50%        39,484        545     5.53%
                                                  --------    ------      -----      --------     ------     -----

  Total earning assets.........................    251,485     4,658      7.41%       200,756      4,404     8.77%
  Total non-earning ssets......................     38,609                             25,391
                                                  --------                           --------
  Total assets.................................   $290,094                           $226,147
                                                  ========                           ========

Liabilities:
  Deposits:
     Interest bearing demand deposits..........   $  2,479    $   13      2.10%      $  8,643     $   54     2.51%
     Premier money market......................          5         0      4.17%        83,400      1,114     5.36%
     Other savings.............................          4         0      0.00%         9,007         81     3.61%
     Retail and IRA certificates of deposit....     43,400       566      5.23%        29,805        422     5.68%
     Brokered certificates of deposit..........    178,681     2,377      5.34%        15,383        249     6.49%
                                                  --------    ------      -----      --------     ------     -----
  Total deposits...............................    224,569     2,956      5.28%       146,238      1,920     5.27%
  Warehouse borrowings.........................        167       119        NM              0          0     0.00%
  Other borrowings.............................        177         2      4.53%           692          3     1.74%
                                                  --------    ------      -----      --------     ------     -----
  Total interest bearing liabilities...........    224,913     3,077      5.49%       146,930      1,923     5.25%
                                                  --------    ------      -----      --------     ------     -----

  Non-interest bearing liabilities:
     Demand deposits...........................      6,896                             34,070
     Other liabilities.........................      6,842                              1,981
                                                  --------                           --------
  Total non-interest bearing liabilities.......     13,738                             36,051
  Stockholders' equity.........................     51,443                             43,166
                                                  --------                           --------
  Total liabilities and stockholders' equity...   $290,094                           $226,147
                                                  ========                           ========

  Net interest income/net interest spread......               $1,581      1.92%                   $2,481     3.52%
                                                              ======      =====                   ======     =====

  Net interest margin..........................                           2.45%                              4.93%
                                                                          =====                              =====
                                                         1999 Compared to 1998
                                                          Changes Due to (2):
                                                  -----------------------------------


                                                    Volume        Rate        Total
                                                  -----------------------------------

Assets:
  Loans (1):
     Commercial................................     $   61       $(421)     $  (360)
     Residential...............................        (60)        (15)         (75)
     Other consumer............................        (18)         (2)         (20)
                                                    -------      ------     --------
  Total loans..................................        (17)       (438)        (455)

  Investment securities........................        713          (2)         711
  Federal funds sold...........................         29         (31)          (2)
                                                    -------      ------     --------
  Total investment securities and funds sold...        742         (33)         709
                                                    -------      ------     --------

  Total earning assets.........................        725        (471)         254
  Total non-earning ssets......................

  Total assets.................................


Liabilities:
  Deposits:
     Interest bearing demand deposits..........     $  (32)      $  (9)     $   (41)
     Premier money market......................       (867)       (247)      (1,114)
     Other savings.............................          0         (81)         (81)
     Retail and IRA certificates of deposit....        177         (33)         144
     Brokered certificates of deposit..........      2,172         (44)       2,128
                                                    -------      ------     --------
  Total deposits...............................      1,450        (414)       1,036
  Warehouse borrowings.........................        119           0          119
  Other borrowings.............................         (6)          5           (1)
                                                    -------      ------     --------
  Total interest bearing liabilities...........      1,563        (409)       1,154
                                                    -------      ------     --------

  Non-interest bearing liabilities:
     Demand deposits...........................
     Other liabilities.........................

  Total non-interest bearing liabilities.......
  Stockholders' equity.........................

  Total liabilities and stockholders' equity...


  Net interest income/net interest spread......     $ (838)      $ (62)     $  (900)
                                                    =======      ======     ========

  Net interest margin..........................

(1) For purposes of these computations, non-accruing loans are included in the average balance.
(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Interest Income. Interest income decreased 6% or $254,000 for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 due to 107 basis point reduction in the loan yield. The reduction in the yield was the result of three prime rate decreases totaling 75 basis points in the last six-months of 1998 and an increase in the relative amount of LIBOR based loans included in the Company's loan portfolio. LIBOR based loans are priced on average at LIBOR plus 250 basis points which, on average, approximates prime. However, prime based loans are priced, on average, at prime plus 144 basis points. The loan yield reduction was partially mitigated by an increase in investment interest income. Average investment securities and federal funds sold were 131% or $52 million higher for the three-month period ended June 30, 1999 as compared to the three-month period ended June 30, 1998. The increase reflects the investment of excess liquidity and the retention of certain notes by the Company upon completion of loan securitizations in 1998 and 1999.

Interest Expense. Interest expense increased 60% or $1.2 million for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998 due to a 53% or $78 million increase in the average balance of interest bearing deposits. The average balance in brokered certificates of deposit increased $163 million. These deposits, which mature periodically within the next nine months, were used to fund the $151 million sale of the checking, savings and money market deposits.

Provision for Possible Loan Losses. The provision for possible loan losses totaled $449,000 for the quarter ended June 30, 1999 as compared to $1.1 million for the quarter ended June 30, 1998. See "Allowance for Loan Losses" for further analysis of the provision and related data.

Non-Interest Income.   Non-interest income is comprised of the following items:


                                                     For the Three Months Ended
                                                             June 30,
                                               --------      --------      --------
Non-Interest Income:                             1999           1998        % Change
                                               --------      --------      --------
                                                (dollars in thousands)
Gain on loan sales:
  SBA sales.............................       $  1,598        $  1,690               (5)%
  USDA sales............................            981             568               73
  Ex-Im working capital sales                       131             200              (35)
  Ex-Im medium term sales...............            375             818              (54)
                                               --------        --------         --------
       Gain on guaranteed loan sales....          3,085           3,276               (6)

  Other loan sales......................            223            (104)            (314)
  Loan backed securitizations...........          2,810           2,365               19
  Loans to commercial paper conduit ....             71               -                -
                                               --------        --------         --------
       Total gain on loan sales.........          6,189           5,537               12

Loan servicing income and fees..........          1,626           1,059               54
Service charges and other deposit fees..              6             146              (96)
Other income............................             35             220              (84)
                                               --------        --------         --------

Total non-interest income...............       $  7,856        $  6,962               13%
                                               ========        ========         ========

The 13% or $894,000 increase in non-interest income for the three-month period ended June 30, 1999 as compared to the three-month period ended June 30, 1998 was primarily due to a 12% or $652,000 increase in gains on loan sales and a 54% or $567,000 increased in loan servicing and other fee income.

The increase in gains on loan sales was attributable to a 19% or $445,000 increase in gain on loan backed securitizations which, as explained earlier, resulted from the June securitization of the unguaranteed portions of SBA loans.

The increase in loan servicing and other fee income includes a 136% or $833,000 increase in loan servicing income which reflects the 43% or $207 million increase in the average balance of loans managed for others.

Other fee income for the three-month period ended June 30, 1998 included a $125,000 gain on the sale of the Company's residential mortgage servicing rights and an $83,000 gain on the sale of merchant credit card servicing commissions. These transactions were undertaken to divest the Company of operations functions not directly related to its primary commercial loan servicing business.

Loan Servicing Income and Fees                                        For the Three Months Ended
------------------------------
                                                                              June 30,
                                                          ---------------------------------------------
                                                               1999        1998            % Change
                                                          ---------      ---------        ----------
                                                               (dollars in thousands)
Loan Servicing Income:
  SBA guaranteed loans...............................      $    855             $    345                148%
  USDA guaranteed loans..............................           234                   72                225
  Ex-Im working capital loans........................            61                   55                 11
  Ex-Im medium term loans............................            68                   85                (20)
  Loan securitizations...............................           146                    -                  -
  Other loans........................................            80                   54                 48
                                                          ---------            ---------          ---------
        Loan servicing income........................         1,444                  611                136
Other fees...........................................           182                  448                (59)
                                                          ---------            ---------          ---------

Total loan servicing income and fees.................      $  1,626             $  1,059                 54%
                                                          =========            =========          =========

Loans Managed for Others
---------------------------

Average balance......................................      $691,107             $484,564                 43%
                                                          =========            =========          =========
Ending balance.......................................      $735,149             $537,498                 37%
                                                          =========            =========          =========


Non Interest Expense.  Non-interest expense is comprised of the following items:

                                                                    For the Three Months Ended

                                                                             June 30,
                                                           -------------------------------------------
                                                              1999          1998            % Change
                                                           ---------      ---------        ---------
                                                            (dollars in thousands)
Non-Interest Expense:
Salaries and benefits...........................            $  3,552            $  2,765             28%
Occupancy.......................................                 422                 377             12
Office expenses.................................                 273                 198             38
Marketing expenses..............................                 526                 258            104
Furniture and equipment.........................                 306                 243             26
Outside services................................                 300                 198             52
Loan collection.................................                  30                  30              0
Other...........................................                 122                 221            (45)
                                                           ---------           ---------      ---------
          Total non-interest expense............            $  5,531            $  4,290             29%
                                                           =========           =========      =========

The 29% increase in non-interest expense for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 reflected the 24% increase in the average number of full time employees for the periods and the annual increase in salaries as of January 1999. The number of full time employees increased to 191 at June 30, 1999 from 157 at June 30, 1998. Non-personnel expenses increased 30% for the quarter ended June 30, 1999 due to an increase in occupancy, marketing and related expense which support the Company's growth.

Income Taxes. The Company's effective tax rate for the quarter ended June 30, 1999 increased to 41% from 40% for the quarter ended June 30, 1998 reflecting the non-deductibility of the portion of the Chief Executive Officer's compensation over $1 million.



Discussion of Changes in Financial Condition to June 30, 1999 from December 31, 1998

General. Total assets remained relatively flat at $271.2 million at June 30, 1999 as compared to $273.7 million at December 31, 1998.

Cash and cash equivalents. Cash and cash equivalents decreased 63% or $36.8 million to $21.5 million at June 30, 1999 from the December 31, 1998 balance of $58.3 million. The decrease reflects the investment of excess liquidity in investment vehicles and the funding of loan growth.

Prepaid expenses and other assets. Prepaid expenses and other assets increased 38% or $9.1 million to $23.9 million at June 30, 1999 from $14.8 million at December 31, 1998. The increase is primarily attributable to the increase in servicing assets to $18 million at June 30, 1999 from $13.7 million at December 31, 1998. The servicing asset has increased as a result of the sale and securitization of loans totaling $158.7 million dollars during the six-month period ended June 30, 1999. As discussed above, a valuation of the servicing asset, which includes monitoring the prepayment and default experience of each servicing portfolio, is performed quarterly. Any impairment deemed to be permanent would result in a write down of the asset.

Loans. The Company's loan portfolio and loans managed for others portfolio were as follows:

                                                                June 30,            December 31,
Loan Portfolio                                                   1999                   1998
--------------                                                 -----------          ------------
                                                                   (dollars in thousands)
SBA loans.................................................     $     6,479          $     22,774
USDA loans................................................          17,987                14,017
Ex-Im working capital loans...............................           3,078                 4,796
Ex-Im term loans..........................................           1,922                    62
Insured term loans........................................          28,422                14,210
Import loans..............................................           4,809                 4,681
Equipment finance loans...................................           7,050                 4,020
Other commercial loans....................................          39,089                35,785
Owner occupied commercial mortgages.......................          15,425                 6,917
Non-owner occupied commercial mortgages...................           2,774                 3,139
Other loans...............................................           2,701                 3,545
                                                               -----------          ------------
   Total loans............................................         129,736               113,946

Loans held for sale.......................................          24,613                 8,577

Less:
   Discount on 1retained loans............................           1,940                 1,419
   Net deferred loan origination costs....................            (204)                 (431)
   Allowance for loan losses..............................           4,550                 4,000
                                                               -----------          ------------

   Loans, net.............................................     $   148,063          $    117,535
                                                               ===========          ============

Loans Managed for Others
------------------------
Guaranteed Loans
   SBA....................................................     $   262,370          $    245,073
   USDA...................................................          91,917                75,526
   Ex-Im working capital..................................          13,763                14,788
   Ex-Im term.............................................          96,829               102,638
   Inventory buyer credit.................................           2,534                   300
   FHLMC..................................................             449                   455
                                                               -----------          ------------
                                                                   467,862               438,780
Unguaranteed Portions and Unguaranteed Loans
   SBA....................................................          97,687                74,033
   USDA...................................................           5,859                 6,173
   Other commercial.......................................         162,102               135,380
   Home equity lines......................................           1,639                 2,166
                                                               -----------          ------------
                                                                   267,287               217,752
                                                               -----------          ------------

Total loans managed for others............................     $   735,149          $    656,532
                                                               ===========          ============

Total loans under management..............................     $   889,498          $    779,055

Loans and loans held for sale increased $31.8 million to $154.3 million at June 30, 1999 from $122.5 million at December, 31, 1998. Loan originations and line of credit commitments were $230.1 million for the six-month period ended June 30, 1999 and loan sales were $158.7 million.

Allowance for Loan Losses. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At June 30, 1999, the Allowance totaled $4.6 million and represented 2.95% of loans including loans held for sale. The Allowance totaled $4.0 million at December 31, 1998 and represented 3.3% of loans. In establishing the level of the Allowance the Company considers the percentage of unguaranteed commercial loans, the seasoning of the commercial loan portfolio, and the introduction of new loan products where the Company has limited historical experience. Net charge-offs for the six-month period ended June 30, 1999 increased $432,000 to $1.4 million from $1.0 million for the six-month period ended June 30, 1998. The Allowance at June 30, 1999 covered 1998 annual charge-offs 2.10 times.

Activity in the Allowance for Loan Losses
-----------------------------------------

                                                                                                                   For the Year
                                                                    For the Three Months   For the Six Months         Ended
                                                                        Ended June 30,        Ended June 30,        December 31,
                                                                   ----------------------  --------------------    ------------
                                                                       1999       1998       1999        1998           1998
                                                                   -----------  ---------  --------    --------    ------------
                                                                                       (dollars in thousands)
Balance of allowance for loan losses
   at the beginning of the period..........................        $     4,500  $   3,650  $  4,000    $  3,100     $      3,100
Charge-offs:
   SBA loans...............................................                 64        300       157         300              775
   Ex-Im working capital loans.............................                  -          -       188           -                -
   Insured term loans......................................                  -          -       112           -                -
   Other commercial loans..................................                127        383       749         617              959
   Import loans............................................                239          -       265           -                -
   Non-owner occupied commercial mortgages.................                  -        223         -         223              582
   Other loans.............................................                  -          -         -           8                8
                                                                   -----------  ---------  --------    --------     ------------
     Total charge-offs.....................................                430        906     1,471       1,148            2,324
Recoveries:
   SBA loans...............................................                  1          -         2           -                -
   Other commercial loans..................................                 30         18        31          20               30
   Non-owner occupied commercial mortgages.................                  -        113         -         122              123
                                                                   -----------  ---------  --------    --------     ------------
     Total recoveries......................................                 31        131        33         142              153
                                                                   -----------  ---------  --------    --------     ------------
Net charge-offs............................................                399        775     1,438       1,006            2,171
Provision for loan losses..................................                449      1,125     1,988       1,906            3,071
                                                                   -----------  ---------  --------    --------     ------------
Balance of allowance for loan
     losses at end of period...............................        $     4,550  $   4,000  $  4,550    $  4,000     $      4,000
                                                                   ===========  =========  ========    ========     ============

Total loans and loans held for sale........................        $   154,349  $ 141,755  $154,349    $141,755     $    122,523
                                                                   ===========  =========  ========    ========     ============
Allowance to total loans...................................               2.95%      2.82%     2.95%       2.82%            3.26%
                                                                   ===========  =========  ========    ========     ============

Non-performing loans for the six-month period ended June 30, 1999 increased $260,000 to $3.4 million from December 31, 1998. Non-performing loans relative to total loans decreased from 2.53% at December 31, 1998 to 2.18% at June 30, 1999.

The following table sets forth information regarding the Company's non-performing loans at the dates indicated:


Non-Performing Loans                                                        June 30,         December 31,
                                                                             1999                1998
                                                                           ---------         ------------
Commercial:                                                                    (dollars in thousands)
     Unguaranteed portions:
           SBA and USDA loans............................................   $  1,518          $  1,533
           Ex-Im working capital loans...................................        385               418
     Insured term loans..................................................         93               112
     Other commercial loans..............................................        622               890
     Import loans........................................................        455                 -
     Owner occupied commercial mortgages.................................          -                 6
     Non-owner occupied commercial mortgages.............................        150                 -
     Consumer loans......................................................        141               145
                                                                            --------          --------
           Total non-performing loans....................................   $  3,364          $  3,104
                                                                            ========          ========

Total non-performing loans to total loans................................       2.18%             2.53%
                                                                            ========          ========

Total non-performing loans to total assets...............................       1.24%             1.13%
                                                                            ========          ========

Allowance to total non-performing loans..................................       135%               129%
                                                                            ========          ========

The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis, and therefore allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. Loans to foreign entities at June 30, 1999 represented 20% of total loans. Such loans are U.S. dollar denominated and either 100% Ex-Im Bank guaranteed and sold at origination or carry private insurance equal to 80-90% of the loan balance. The Company's private credit insurance policy includes a deductible which provides that the Company is responsible for the first loss on the uninsured portion of the loan. The deductible currently in place on the policy is $1.4 million.

                                                                       June 30,        December 31,
                                                                         1999             1998
                                                                       --------        ------------
Allocation of the Allowance by
Category of Loans:
Unguaranteed Portions of:
     SBA loans......................................................   $    246         $    841
     USDA loans.....................................................        487              209
     Ex-Im working capital loans....................................        120              245
     Ex-Im term loans...............................................         33                2
Insured term loans..................................................        948              479
Import loans........................................................        314               94
Equipment finance loans.............................................         92               55
Other commercial loans..............................................      1,436            1,311
Owner occupied commercial mortgages.................................        262              128
Non-owner occupied commercial mortgages.............................         56               63
Other loans.........................................................         39               43
Loans held for sale.................................................        123               43
Unallocated.........................................................        394              487
                                                                       --------         --------
     Total allowance for loan losses................................   $  4,550         $  4,000
                                                                       ========         ========

Percent of Loans in Each Category to Total Loans:
Unguaranteed Portions of:
     SBA loans......................................................        4.2%            18.6%
     USDA loans.....................................................       11.7             11.4
     Ex-Im working capital loans....................................        2.0              3.9
     Ex-Im term loans...............................................        1.2              0.1
Insured term loans..................................................       18.4             11.6
Import loans........................................................        3.1              3.8
Equipment finance...................................................        4.6              3.3
Other commercial....................................................       24.8             29.2
Owner occupied commercial mortgages.................................       10.5              5.6
Non-owner occupied commercial mortgages.............................        1.8              2.6
Other loans.........................................................        1.7              2.9
Loans held for sale.................................................       16.0              7.0
                                                                       --------         --------
     Total..........................................................        100%             100%
                                                                      =========         ========

Stockholders' Equity. Stockholders' equity increased 10% or $5 million to $54.0 million at June 30, 1999 from $49.0 million at December 31, 1998 due to the retention of earnings net of a quarterly dividend of $.03 per share, or $484,000 for the six-month period ended June 30, 1999.

Following the award of a bonus specifically for this purpose, the Company's Chief Executive Officer repaid the promissory note that was issued in 1994 in connection with his purchase of 614,600 shares of common stock. On March 31, 1999, the Company sold an additional 200,000 shares of common stock at fair market value to the Chief Executive Officer for an aggregate purchase price of $2,000,000, or $10 per share. The stock purchased by the Chief Executive Officer is currently restricted, although the Company has agreed, pursuant to a registration rights agreement that such shares may be registered for sale in the future. The Company received a cash payment of $20,000 and a promissory note in the amount of $1,980,000 for the shares. Principal plus interest, accruing at a rate of 7% compounded annually, is payable on the note to the Company at the April 1, 2002 maturity date. The interest and principal may be forgiven by the Company in certain circumstances. The sale of the stock will increase stockholders' equity only when principal payments are received as such stockholder note receivable is carried as a reduction to stockholders' equity since it is collateralized by the stock of the Company. For the six-month period ended June 30, 1999, the Company has accrued $35,000 of interest income related to this note.

Liquidity and Capital Resources. The Company's primary sources of liquidity and funding are certificates of deposit, a warehouse line of credit, a commercial paper conduit and loan sales and securitizations. Secondary sources of liquidity include a Federal Home Loan Bank line of credit and federal funds purchased.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels, estimated liquidity needs for maturing certificates of deposit, approved extensions of credit, and unadvanced commitments to existing borrowers in determining the level and maturity of funding necessary to support operations. The on-going sale of the government guaranteed portions of loans at origination also provides cash to fund operations. Such loan sales totaled $158.7 million for the six-month period ended June 30, 1999, and represented 69% of the $230.1 million total loan originations for the six-month period.

As of June 30, 1999 the Company had outstanding commitments to fund loans and lines of credit of $78.0 million and had issued letters of credit totaling $33.4 million.

The Company believes that it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations and commitments, and certificate of deposit maturities.

A subsidiary of the Bank entered into an interest rate swap with a notional amount of $28 million in December 1998. The intent of the swap is to mitigate interest rate risk inherent in the sale of revolving commercial loans to a commercial paper facility. The swap provides for net settlement on a monthly basis which is recorded as an adjustment to interest income. For the six-month period ended June 30, 1999, $4,000 of interest expense had been recorded related to the swap.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies and maintains a "well-capitalized" status with a total capital to risk-weighted assets ratio of 20.65% and a Tier 1 capital to assets or leverage ratio of 17.99% at June 30, 1999.

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

Senior management and the Technology Committee of the Board of Directors are responsible for monitoring compliance with the Workplan. In addition, the Company's banking regulators perform periodic off-site inquiries and on-site visitations to assess the status of the Company's Year 2000 readiness and progress against the Workplan and federal regulations. While the Company has devoted a significant amount of human resources to address its Year 2000 readiness, management does not believe that the resultant deferral of other information technology (IT) projects has had a material impact on the Company's financial condition or results of operations.

The Company has reviewed all mission critical systems, prioritized the details of the plan and its resources, and has established deadlines for each of the components of the Workplan. The Company's primary internal mission critical systems included a deposit item processing system, wide area network which supports word processing and spreadsheet applications as well as other external software systems, and an AS/400 operating system. The Company determined that the deposit item processing system could not be readily made Year 2000 compliant and, therefore, outsourced this function in the first quarter of 1998. Total annual costs for this third party service are estimated at $36,000. The Company's word processing and spreadsheet software applications and the AS/400 operating system were upgraded to Year 2000 compliant versions in the first half of 1998. Total costs of such software upgrades approximated $55,000. Certain hardware components were also upgraded in conjunction with these software initiatives at an estimated cost of $20,000. Management estimates that additional costs to be incurred to execute the Workplan will not exceed $20,000.

Third party vendors support the Company's other mission critical IT and non-IT systems. The Company has developed a plan to monitor and test all such systems. Non-IT systems include the Company's facility-related operating systems and are included in the Company's Workplan.

As required by the FFIEC, the Business Resumption Contingency Plan has been developed. Although the Company expects that each mission critical system will be Year 2000 compliant, the Plan was designed to mitigate serious disruptions to the Company's business flow. The plan has been tested by an independent third party in accordance with FFIEC guidelines.

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

The above expectations are subject to uncertainties. If for example, the Company fails to identify and address all Year 2000 problems in the mission critical operations, fails to develop a comprehensive contingency plan, or is affected by the inability of critical third parties to continue operations due to such problems, the results of the Company's operations or financial condition could be materially impacted. Such impact might result from operational difficulties of the Company's borrowers and their resultant inability to repay their loans to the Company; an inability of the Company to access wholesale funds providers or other borrowing facilities; or an inability of the Company to normally process deposit, loan or loan investor transactions.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's interest rate risk position since December 31, 1998. Other types of market risk, such as foreign exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities. A comprehensive qualitative and quantitative discussion and analysis regarding market risk was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which is filed with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION
                                    -----------------


Item 1.   Legal Proceedings

          Because the nature of the business of the Registrant involves the collection of numerous accounts, the validity of liens and compliance with state and federal lending laws, the Registrant is subject to claims and legal actions in the ordinary course of its business.
          While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such claims and actions, the Registrant believes that the aggregate amount of such liabilities will not result in monetary damage which in the aggregate would have a material adverse effect on the financial position, results of operations or cash flows of the Registrant.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security-Holders

          At the Annual Meeting of Shareholders of the Company held on April 27, 1999 at the Hartford Hilton Hotel in Hartford, Connecticut, the following proposal was approved by the holders of the Company's common stock voting as indicated:

          1. Proposal to elect one Director of the Company who will serve for a three-year term to expire in 2002:

                                                       FOR    WITHHELD
                                                       ---    --------
              Class II Director:  Brett N. Silvers  7,198,643  11,375

Item 5.   Other information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit
          Number   Description
          ------   -----------
            3.1    Amended and Restated Certificate of Incorporation of the
                   Registrant.*
            3.2    Amended and Restated By-laws of the Registrant.*

           11.1    Computation of Per Share Earnings.

           27      Financial Data Schedule.

           * Denotes an exhibit which has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-31339.



           Reports on Form 8-K
           -------------------

           The registrant did not file any reports on Form 8-K during the second quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First International Bancorp, Inc.
                                   ---------------------------------
                                   (Registrant)


Date:  August 16, 1999             By:  /s/ Brett N. Silvers
       ---------------                  --------------------
                                        Brett N. Silvers
                                        Its Chief Executive Officer
                                            and President



Date:  August 16, 1999             By:  /s/ Leslie A. Galbraith
       ---------------                  -----------------------
                                        Leslie A. Galbraith
                                        Its Treasurer and Secretary
                                            and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.    Description
-----------    -----------


11.1           Computation of Per Share Earnings

27             Financial Data Schedule