Form 10-Q
period 1999-09-30
FIRST INTERNATIONAL BANCORP INC
filed 1999-11-15
CIK 1040339

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                             --------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended  SEPTEMBER 30, 1999
                                              ------------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, issued and outstanding on November 1, 1999 was 8,260,431.

                                     INDEX

               FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY

PART I.           FINANCIAL INFORMATION                                   PAGE
Item 1.           Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998                  3

                  Condensed Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 1999
                  and 1998                                                  4

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998             5

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                                6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                              30

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                        31

Item 2.           Changes in Securities                                    31

Item 3.           Defaults upon Senior Securities                          31

Item 4.           Submission of Matters to a Vote of Security Holders      31

Item 5.           Other Information                                        31

Item 6.           Exhibits and Reports on Form 8-K                        31-32

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS
                                    ------

                                                            SEPTEMBER 30,       DECEMBER 31,
                                                            -------------       ------------
                                                                1999                1998
                                                            -------------       ------------
                                                             (UNAUDITED)
Cash and cash equivalents..............................        $ 48,332           $ 58,335
Investment securities..................................          47,461             35,619
Loans, net.............................................         104,801            117,535
Premises and equipment, net............................           4,370              3,815
Receivable from loans sold.............................          28,356             38,902
Prepaid expenses and other assets......................          29,304             19,520
                                                            -------------       ------------
    Total assets.......................................        $262,624           $273,726
                                                            =============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                            SEPTEMBER 30,       DECEMBER 31,
                                                            -------------       ------------
                                                                1999                1998
                                                            -------------       ------------
                                                             (UNAUDITED)
Deposits...............................................        $198,069           $217,675
Other liabilities......................................          10,561              6,980
                                                            -------------       ------------
    Total liabilities..................................         208,630            224,655

Stockholders' equity:
Preferred stock ($0.10 par value; 2,000,000 shares
  authorized; no shares issued and outstanding)........               -                  -
Common stock ($0.10 par value; 12,000,000 shares
  authorized; shares issued and outstanding: 8,260,431
  at September 30, 1999 and 7,952,637 at
  December 31, 1998)...................................             826                795
Paid-in capital in excess of par value, net............          34,788             32,561
Stockholder note receivable............................          (1,980)              (941)
Accumulated other comprehensive income.................             451                428
Retained earnings......................................          19,909             16,228
                                                            -------------       ------------
    Total stockholders' equity.........................          53,994             49,071
                                                            -------------       ------------
    Total liabilities and stockholders' equity.........        $262,624           $273,726
                                                            =============       ============

See accompanying notes to unaudited condensed consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                               ----------------------     -----------------------
                                                                  1999        1998           1999         1998
                                                               ----------  ----------     ----------   ----------
INTEREST INCOME:
  Loans, including net fees.................................      $3,889      $3,764        $10,082      $11,619
  Investment securities.....................................         683         339          2,205          890
  Federal funds sold........................................         137         742          1,131        1,214
                                                               ----------  ----------     ----------   ----------
    Total interest income...................................       4,709       4,845         13,418       13,723
INTEREST EXPENSE:
  Deposits..................................................       2,547       2,149          7,862        5,739
  Other.....................................................         312           6            656           21
                                                               ----------  ----------     ----------   ----------
    Total interest expense..................................       2,859       2,155          8,518        5,760
                                                               ----------  ----------     ----------   ----------
  Net interest income.......................................       1,850       2,690          4,900        7,963
PROVISION FOR POSSIBLE LOAN LOSSES..........................         413         659          2,401        2,565
                                                               ----------  ----------     ----------   ----------
  Net interest income after
    provision for possible loan losses......................       1,437       2,031          2,499        5,398
NON-INTEREST INCOME:
  Gain (loss) on sale of:
    Guaranteed loans........................................       2,180       2,011          8,052        7,983
    Other loans.............................................         131          99            388          121
    Loan-backed securitizations.............................       1,401         433          4,358        2,798
    Loans to commercial paper conduit.......................        (181)         _             (28)          -
                                                               ----------  ----------     ----------   ----------
      Total gains on loan sales.............................       3,531       2,543         12,770       10,902

  Loan servicing income and fees............................       1,599         986          4,421        2,971
  Service charges and other deposit fees....................          -          106             74          397
  Gain on sale of branch....................................          -           -           8,915           -
  Other income..............................................          36          16             87          251
                                                               ----------  ----------     ----------   ----------
    Total non-interest income...............................       5,166       3,651         26,267       14,521
                                                               ----------  ----------     ----------   ----------
  Total operating income....................................       6,603       5,682         28,766       19,919
NON-INTEREST EXPENSE:
  Salaries and benefits.....................................       3,679       2,604         13,898        7,606
  Occupancy.................................................         449         376          1,326        1,124
  Office expenses...........................................         272         223            755          605
  Marketing.................................................         427         406          1,439        1,003
  Furniture and equipment...................................         317         252            917          720
  Outside services..........................................       1,097         301          2,149          687
  Other.....................................................         116         161            756          409
                                                               ----------  ----------     ----------   ----------
    Total non-interest expense..............................       6,357       4,323         21,240       12,154
                                                               ----------  ----------     ----------   ----------
  Income before income taxes................................         246       1,359          7,526        7,765
PROVISION FOR INCOME TAXES..................................         103         474          3,109        3,036
                                                               ----------  ----------     ----------   ----------
    NET INCOME..............................................      $  143      $  885        $ 4,417      $ 4,729
                                                               ==========  ==========     ==========   ==========
BASIC EARNINGS PER COMMON SHARE.............................       $0.02       $0.11          $0.55        $0.60
                                                               ==========  ==========     ==========   ==========
DILUTED EARNINGS PER COMMON SHARE...........................       $0.02       $0.11          $0.53        $0.58
                                                               ==========  ==========     ==========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                            1999           1998
                                                                         ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating activities.................    ($29,657)       $14,310
                                                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in loans....................................      55,377        (30,552)
  Purchase of investment securities available for sale................     (80,653)        (8,468)
  Purchase of equity securities available for sale....................        (177)          (709)
  Proceeds from maturities and principal repayments of investment
    securities available for sale.....................................      66,815          4,678
  Proceeds from maturities and principal repayments of investment
    securities held to maturity.......................................         683          4,714
  Proceeds from sale of investment securities.........................          -           1,102
  Proceeds from redemption of equity securities.......................         934             -
  Proceeds from sale of other real estate owned.......................          91             -
  Proceeds from sale of branch premises...............................         185             -
  Capital expenditures, net...........................................      (1,237)        (1,903)
                                                                         ---------      ---------
    Net cash used provided by (used in) activities....................      42,018        (31,138)
                                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.................................     (21,804)        30,527
  Net decrease in other borrowings....................................      (1,048)           (67)
  Proceeds from sale of common stock..................................       2,257            199
  Principal payment on stockholder note receivable....................         941             -
  Principal advance on stockholder note receivable....................      (1,980)            -
  Dividends paid......................................................        (730)          (710)
                                                                         ---------      ---------
    Net cash provided by (used in) financing activities...............     (22,364)        29,949
                                                                         ---------      ---------
Net increase (decrease) in cash and cash equivalents..................     (10,003)        13,121
Cash and cash equivalents at beginning of period......................      58,335         17,394
                                                                         ---------      ---------
Cash and cash equivalents at end of period............................     $48,332        $30,515
                                                                         =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

General
-------
The condensed consolidated financial statements included herein are unaudited and represent the accounts of First International Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First International Bank (the "Bank"). The Bank has a number of special purpose subsidiaries to facilitate loan securitizations and the sale of loans to a commercial paper conduit; the Bank also has a subsidiary organized in New Jersey for the purpose of facilitating the Bank's business in New Jersey. Intercompany accounts and transactions have been eliminated in consolidation. The Bank has representative offices which are responsible for regional loan origination efforts in Hartford, Connecticut; Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Rochester, New York; Pittsburgh and Philadelphia, Pennsylvania; Detroit, Michigan; Cleveland, Ohio; St. Louis, Missouri; and Washington, D. C. The Bank also has international representatives in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, the Philippines, Poland, South Africa, Turkey and West Africa. The Bank's primary revenues are derived from net interest income and the origination and sale, on a servicing retained basis, of commercial loans. The Bank is a national leader in the use of loan guarantee programs offered by the U. S. Small Business Administration (the "SBA"), the U.
S. Department of Agriculture (the "USDA") and the Export-Import Bank of the United States ("Ex-Im Bank"). The Company maintains a web site at www.firstinterbank.com.
----------------------

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

Comprehensive Income
--------------------
SFAS No. 130 "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997, established standards for the reporting and display of comprehensive income, defined as the change in the equity of a business enterprise during a period from nonowner sources. The adoption of SFAS No. 130 requires the Company to present the impact of any change in the market value of the "available for sale" investment portfolio or other components of comprehensive income. For the nine-month periods ended September 30, 1999 and 1998, such comprehensive income totaled $23,000 and $347,000 after income taxes, respectively. All amounts are comprised only of changes in the valuation allowance for the investment portfolio.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 and amendment of FASB Statement No. 133," and is effective for the Company's financial statements issued after December 31, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that all derivatives be recognized as either assets or liabilities in the entity's balance sheet and be measured at fair value. Changes in the fair value of the derivative instruments are to be recognized depending on the intended use of the derivative and whether or not it has been designated as a hedge. This statement is not expected to have a significant impact upon the Company's financial position, results of operations or cash flows.


3.   DIVIDEND POLICY

The Company paid cash dividends in the amount of $0.03 per share on May 12, 1999
and August 13, 1999.   On October 26, 1999, the Company declared a dividend of
$0.03 per share payable on November 12, 1999 to shareholders of record as of the close of business on November 5, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including without limitation (i) the continuation in their present form of the government guarantee loan programs of the U. S. Small Business Administration ("SBA"), the U. S. Department of Agriculture ("USDA") and the Export-Import Bank of the United States ("Ex-Im Bank") upon which a significant portion of the Company's business depends, (ii) the Company's ability to continue its recent growth by relying on non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations, (iii) a disruption in the U.S. capital markets which may delay or prevent the Company from receiving funding under warehouse lines of credit or completing loan sales or securitizations, and (iv) the Company's ability to accurately estimate loan losses and calculate the value of its servicing assets, including related interest-only strips. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


OVERVIEW

First International Bancorp, Inc. (the "Company") is a Delaware corporation formed in 1985 and serves as the bank holding company for First International Bank. Established in 1955 as a nationally chartered bank, First International Bank became a Connecticut bank and trust company on July 1, 1999. The Bank is headquartered in Hartford, Connecticut. The Company specializes in providing innovative credit, trade and financial solutions to small and medium size industrial companies located in the United States and international emerging markets, and is the nation's largest combined user of loan guarantee programs made available by the SBA, USDA and Ex-Im Bank.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998:

                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                        --------------------------------------
                                             1999        1998      % CHANGE
                                        ------------  -----------  -----------
                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

Net interest income .................       $ 4,900     $ 7,963          (38%)
Provision for loan losses ...........         2,401       2,565           (6)
                                            -------     -------      -------
  Net interest income after
    provision........................         2,499       5,398          (54)
Gain on loan sales ..................        12,770      10,902           17
Other non-interest income ...........         4,582       3,619           27
Gain on sale of branch ..............         8,915         -             NM
Non-interest expense ................        21,240      12,154           75
                                            -------     -------      -------
  Income before income taxes ........         7,526       7,765           (3)
Income taxes ........................         3,109       3,036            2
                                            -------     -------      -------

    Net income ......................       $ 4,417     $ 4,729           (7%)
                                            =======     =======      =======

   Basic earnings per share .........       $  0.55     $  0.60
                                            =======     =======
   Diluted earnings per share .......       $  0.53     $  0.58
                                            =======     =======

   Weighted average shares-basic ....         8,115       7,897
                                            =======     =======
   Weighted average share-diluted ...         8,312       8,198
                                            =======     =======


NET INCOME.   Net income decreased 7% or $312,000 for the nine-month period ended September 30, 1999 when compared to the nine-month period ended September 30, 1998. The decrease is the result of reduced net interest income and increased non-interest expenses. Increases in gain on loan sales and other non-interest income, primarily loan servicing income, resulted from increased loan originations and an increase in the balance of loans managed for others. In March 1999, the Company recognized a gain of $8.9 million from the sale of its retail branch facility and its checking, savings and money market deposit accounts.

Diluted earnings per share decreased 9% or $.05 to $.53 per share for the nine-month period ended September 30, 1999 from $.58 for the nine-month period ended September 30, 1998.

NET INTEREST INCOME. Net interest income decreased 38% or $3.1 million for the nine-month period ended September 30, 1999 when compared to the same period ended September 30, 1998.

Average earning assets increased 15% or $31.4 million while average interest-bearing liabilities increased 39% or $59.0 million. The increase in interest-bearing liabilities reflects the shift in funding sources to brokered certificates of deposit and short term warehouse borrowings that resulted from the first quarter branch sale.

The net interest spread for the nine-month period ended September 30, 1999 decreased 163 basis points when compared to the period ended September 30, 1998. The decrease is partially attributable to the increase in the average balance of LIBOR-based loans included on the balance sheet for the nine-month period ended September 30, 1999 compared to the period ended September 30, 1998. A 75 basis point decrease in the prime rate during the last four months of 1998 and increased funding costs associated with the replacement of the Bank's core deposits with brokered certificates of deposit and warehouse borrowings also contributed to a decrease in the spread. Two prime rate increases, totaling 50 basis points, which occurred in July and August 1999, have mitigated the prior year decreases but have not fully compensated for them.

AVERAGE BALANCES, INTEREST, YIELDS AND RATES

                                                                           FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 1999
                                                           -----------------------------------------------------
                                                                AVERAGE        INTEREST EARNED/   AVERAGE YIELD/
                                                                BALANCE             PAID              RATE
                                                           ----------------------------------------------------
                                                                         (dollars in thousands)
ASSETS:
     Loans (1):
         Commercial ................................         $    162,477       $      9,904             8.13%
         Residential ...............................                2,386                136             7.60%
         Other consumer ............................                  643                 42             8.74%
                                                             ------------       ------------      -----------
     Total loans ...................................              165,506             10,082             8.12%

     Investment securities ..........................              43,383              2,205             6.78%
     Federal funds sold ............................               31,862              1,131             4.75%
                                                             ------------       ------------      -----------
     Total investment securities and funds sold ....               75,245              3,336             5.92%
                                                             ------------       ------------      -----------

     Total earning assets ..........................              240,751             13,418             7.43%
     Total non-earning assets ......................               37,263
                                                             ------------
     Total assets ..................................         $    278,014
                                                             ============

LIABILITIES:
     Deposits:
         Interest bearing demand deposits ..........         $      4,193       $         72             2.30%
         Premier money market ......................               33,410              1,203             4.81%
         Other savings .............................                3,430                 98             3.82%
         Retail and IRA certificates of deposit ....               38,885              1,509             5.19%
         Brokered certificates of deposit ..........              124,920              4,980             5.33%
                                                             ------------       ------------      -----------
     Total deposits ................................              204,838              7,862             7.74%
     Warehouse borrowings ..........................                3,656                646            23.62%
     Other borrowings ...............................                 242                 10             5.52%
                                                             ------------       ------------      -----------
     Total interest bearing liabilities ............              208,736              8,518             5.46%
                                                             ------------       ------------      -----------

     Non-interest bearing liabilities:
         Demand deposits ...........................               14,486
         Other liabilities .........................                3,615
                                                             ------------
     Total non-interest bearing liabilities ........               18,101
     Stockholders' equity ..........................               51,177
                                                             ------------
     Total liabilities and stockholders' equity ....         $    278,014
                                                             ============

     Net interest income/net interest spread .......                            $      4,900             1.97%
                                                                                ============      ===========

     Net interest margin                                                                                 2.70%
                                                                                                  ===========

                                                                           FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 1998
                                                             --------------------------------------------------
                                                                AVERAGE        INTEREST EARNED/  AVERAGE YIELD/
                                                                BALANCE              PAID              RATE
                                                             --------------------------------------------------
                                                                           (dollars in thousands)
ASSETS:
     Loans (1):
         Commercial ................................         $    153,859       $     11,193             9.70%
         Residential ...............................                5,421                328             8.07%
         Other consumer ............................                1,411                 98             9.29%
                                                             ------------       ------------     ------------
     Total loans ...................................              160,691             11,619             9.64%

     Investment securities ..........................              19,530                890             6.08%
     Federal funds sold ............................               29,141              1,214             5.57%
                                                             ------------       ------------     ------------
     Total investment securities and funds sold ....               48,671              2,104             5.77%
                                                             ------------       ------------     ------------

     Total earning assets ..........................              209,362             13,723             8.74%
     Total non-earning assets ......................               20,266
                                                             ------------
     Total assets ..................................         $    229,628
                                                             ============

LIABILITIES:
     Deposits:
         Interest bearing demand deposits ..........         $      8,567       $        152             2.37%
         Premier money market ......................               89,136              3,582             5.37%
         Other savings .............................                9,184                205             2.98%
         Retail and IRA certificates of deposit ....               29,603              1,282             5.79%
         Brokered certificates of deposit ..........               12,588                518             5.50%
                                                             ------------       ------------     ------------
     Total deposits ................................              149,078              5,739             7.76%
     Warehouse borrowings ..........................                    0                  0             0.00%
     Other borrowings ...............................                 615                 21             4.57%
                                                             ------------       ------------     ------------
     Total interest bearing liabilities ............              149,693              5,760             5.14%
                                                             ------------       ------------     ------------

     Non-interest bearing liabilities:
         Demand deposits ...........................               34,933
         Other liabilities .........................                2,470
                                                             ------------
     Total non-interest bearing liabilities ........               37,403
     Stockholders' equity ..........................               42,532
                                                             ------------
     Total liabilities and stockholders' equity ....         $    229,628
                                                             ============

     Net interest income/net interest spread .......                            $      7,963             3.60%
                                                                                ============     ============

     Net interest margin............................                                                     5.06%
                                                                                                 ============

                                                                                1999 COMPARED TO 1998
                                                                                  CHANGES DUE TO (2):
                                                                    ------------------------------------------------

                                                                        VOLUME             RATE             TOTAL
                                                                    ------------------------------------------------
                                                                                 (dollars in thousands)
ASSETS:
     Loans (1):
         Commercial ................................                $        525     $      (1,814)          (1,289)
         Residential ...............................                        (173)              (19)            (192)
         Other consumer ............................                         (50)               (6)             (56)
                                                                    ------------      ------------     ------------
     Total loans ...................................                         302            (1,839)          (1,537)

     Investment securities ..........................                      1,212               103            1,315
     Federal funds sold ............................                          97              (180)             (83)
                                                                    ------------      ------------     ------------
     Total investment securities and funds sold ....                       1,309               (77)           1,232
                                                                    ------------      ------------     ------------

     Total earning assets ..........................                       1,611            (1,916)            (305)
     Total non-earning assets ......................

     Total assets ..................................

LIABILITIES:
     Deposits:
         Interest bearing demand deposits ..........               $         (75)    $          (5)    $        (80)
         Premier money market ......................                      (2,007)             (372)          (2,379)
         Other savings .............................                        (164)               57             (107)
         Retail and IRA certificates of deposit ....                         360              (133)             227
         Brokered certificates of deposit ..........                       4,478               (16)           4,462
                                                                   -------------      ------------     ------------
     Total deposits ................................                       2,592              (469)           2,123
     Warehouse borrowings ..........................                         646                 0              646
     Other borrowings ...............................                        (15)                4              (11)
                                                                   -------------      ------------     ------------
     Total interest bearing liabilities ............                       3,223              (465)           2,758
                                                                   -------------      ------------     ------------

     Non-interest bearing liabilities:
         Demand deposits ...........................
         Other liabilities .........................

     Total non-interest bearing liabilities ........
     Stockholders' equity ..........................

     Total liabilities and stockholders' equity ....

     Net interest income/net interest spread .......                $     (1,612)      $     (1,451)    $     (3,063)
                                                                    ============       ============     ============
     Net interest margin............................

(1) For purposes of these computations, non-accruing loans are included in the average balance.
(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INTEREST INCOME. Interest income decreased 2% or $305,000 to $13.4 million for the nine-month period ended September 30, 1999 from $13.7 million for the nine-month period ended September 30, 1998. The yield on earning assets decreased 131 basis points. Although the average balance of loans increased by 3% or $4.8 million to $165.5 million from $160.7 million, the average yield on loans for the nine-month period decreased 152 basis points. Interest income on loans for the nine-months ended September 30, 1999 was reduced by $210,000 related to the recoverability of certain accrued interest and deferred costs. The yield on investment securities and funds sold increased by 15 basis points.

Commercial loan originations increased 26% or $75.3 million to $367.8 million for the nine-month period ended September 30, 1999 thereby contributing to a
higher average balance of loans for the period.   However, 22% or $81.5 million
of the originations were LIBOR-based international loans including $46.6 million of privately insured loans. These privately insured loans were included on the balance sheet from origination until sale of the loans to the Company's commercial paper conduit in September 1999. Unlike Ex-Im term loans, which are also LIBOR based, the privately insured loans are not sold individually at the time of origination. The average balance of LIBOR-based loans for the nine-month period ended September 30, 1999 was $28.2 million compared to $6.3 million for the same period of 1998. Loans indexed to LIBOR are priced, on average, at LIBOR plus 278 basis points, which for the nine-month period approximates the prime rate plus 19 basis points. However, prime based loans are priced, on average, at prime plus 129 basis points. The loan yield was also impacted by three prime rate decreases totaling 75 basis points which occurred during the last four months of 1998. During 1999 the prime rate has increased twice for a total of 50 basis points. However, while these increases, which occurred in July and late August, mitigate the prior year decreases they do not fully compensate for them.

The increase in the average balance of investment securities and federal funds sold partially mitigated the decrease in the loan yield. The average balance of investment securities increased $23.9 million to $43.4 million for the nine-month period ended September 30, 1999. The yield on these investments increased 70 basis points. The increase in the investment yields reflects the retained, subordinated notes of the Company's loans securitizations which are prime and LIBOR based investments whose yields generally exceed that of the Company's historical investment vehicles (e.g. treasuries and agencies). For the nine months ended September 30, 1999 the average balance of these investments was $17.8 million as compared to an average balance of $891,000 for the nine-month period ended September 30, 1998. The average balance of federal funds sold for the nine-month period ended September 30, 1999 increased $2.7 million to $31.9 million but the yield on these investments decreased by 82 basis points. The decrease in the yield was a result of the late 1998 decreasing rate environment that also impacted the loan yield as noted above.

INTEREST EXPENSE.   Interest expense increased $2.7 million to $8.5 million for the nine-month period ended September 30, 1999 from $5.8 million for the nine-month period ended September 30, 1998 as the average balance of interest bearing liabilities increased 39% or $59.0 million. The increase represents the change in funding sources following the sale of the Company's checking, savings and money market deposit accounts in March 1999.

The average balance of brokered certificates of deposit increased by $112.3 million for the nine-month period ended September 30, 1999 compared to the nine-month period ended September 30, 1998. Additionally, interest expense included $646,000 of expense related to the $75 million warehouse line of credit which is available to fund qualifying commercial term loans. During the nine-month period ended September 30, 1999, the average balance outstanding on this line was $3.7 million. Interest expense on these borrowings totaled $182,000. The remaining warehouse borrowings expense relates to the amortization of fees paid at origination of the line in December 1998 which are amortized as interest expense over the term of the facility.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $2.4 million for the nine-month period ended September 30, 1999 compared to $2.6 million for the nine-month period ended September 30, 1998. The Allowance for Loan Losses has increased to $4.6 million from $4.0 million at December 31, 1998 due to an increasing percentage of unguaranteed commercial loans, the seasoning of the loan portfolio, and the introduction of new loan products for which the Company has limited historical experience. See "Allowance for Loan Losses" for further discussion.


NON-INTEREST INCOME.  Non-interest income is comprised of the following items:

                                              FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                         ------------  -----------  -----------
NON-INTEREST INCOME                          1999         1998       % CHANGE
                                         ------------  -----------  -----------
                                                (DOLLARS IN THOUSANDS)
Gain on loan sales:
 SBA sales ...........................     $  4,088     $  4,142            (1)%
 USDA sales ..........................        2,605        1,553            68
 Ex-Im working capital sales .........          354          423           (16)
 Ex-Im medium term sales .............        1,005        1,865           (46)
                                           --------     --------      --------
   Gain on guaranteed loan sales .....        8,052        7,983             1

 Other loan sales ....................          388          121           221
 Loan backed securitizations .........        4,358        2,798            56
 Loans to commercial paper conduit ...          (28)        --            --
                                           --------     --------      --------
   Total gain on loan sales ..........       12,770       10,902            17

Loan servicing income and fees .......        4,421        2,971            49
Service charges and other deposit
  fees ...............................          74          397           (81)
Gain on sale of branch ...............        8,915         --            --
Other income .........................           87          251           (65)
                                           --------     --------      --------


Total non-interest income ............     $ 26,267     $ 14,521            81%
                                           ========     ========      ========

The 81% or $11.7 million increase in non-interest income for the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998 was due primarily to the first quarter gain of $8.9 million recognized on the sale of the Company's last branch facility and the related $151 million of checking, savings and money market deposit accounts.

Gains on loan sales increased 17% or $1.9 million to $12.8 million for the nine-month period of 1999 compared to the same period of 1998. The average gain on SBA loan sales (measured as gain compared to SBA guaranteed portion of loan sold) for the nine-month period ended September 30, 1999 decreased to 625 basis points from 731 basis points for the same period in 1998. The decrease is reflective of market pricing deterioration observed during the second and third quarters of 1999 which the Company believes to be a result of accelerated prepayment assumptions utilized in the marketplace and liquidity pressures in the capital markets. The Company's prepayment and default experience on its SBA and USDA guaranteed loans, as well as its experience on the securitized pools, continues to be favorable compared to the rates assumed in the original calculations at the time of sale. The actual performance of each portfolio is monitored quarterly.

The relative gain on sale of USDA loans increased to 845 basis points for the period ended September 30, 1999 compared to 818 basis points for the period ended September 30, 1998. The increase is the result of higher loan interest rates of the underlying loans for the period ended September 30, 1999.

Although the return on Ex-Im medium term loan sales increased to 413 basis points for the nine-month period ended September 30, 1999 from 403 basis points for the same period of 1998, gains from these loan sales decreased 46% or $860,000. The decrease reflects the 25% or $11.7 million decrease in the volume of originations of this loan product. During 1999 the Company's international lenders have originated more loans under privately insured short and medium term loan programs, which are attractive to borrowers because they allow financing of non-U.S. made goods and provide the Company with greater discretionary authority to approve and close the loans. In September 1999, $26.2 million of privately insured loans were sold, for the first time since introduction of the product, to the Company's commercial paper conduit.

During 1999, $18.7 million of revolving commercial loans, $26.2 million privately insured sale and of $2.6 million of Ex-Im insured short term loans have been sold to the Company's commercial paper facility resulting in a net loss of $28,000. A $250,000 loss was incurred on the privately insured and Ex-Im insured sales reflecting the establishment of a reserve for estimated losses and the pricing, associated with the deductible and the uninsured loan portions retained by the Company.

In September 1999, the Company completed a $65 million securitization of commercial term loans which included a $6.5 million pre-funding amount and resulted in a gain of $1.1 million.

The securities issued were as follows:
                                                     RATINGS
                                                     -------
 AMOUNT                 TYPE              MOODY'S INVESTOR SERVICE/DUFF & PHELPS
 $56.55 million         Senior            Aaa/AAA
 $2.6 million           Subordinate       A2/A
 $2.6 million           Subordinate       Baa2/BBB
 $3.25 million          Subordinate       Unrated

The Company retained the $3.25 million unrated security in its investment portfolio. In connection with this transaction the Company recorded an interest-only strip totaling $2.0 million which represents the net present value of estimated cash flows due to the Company as servicer, after providing for estimated losses and prepayments on the underlying loans.

In June 1999 the Company completed a securitization of the unguaranteed portions of SBA loans totaling $37.4 million which resulted in a gain of $3.1 million. The $33.7 million senior security issued as part of the securitization was rated Aaa by Moody's Investors Service. The Company retained a $750,000 subordinated certificate and a $3.0 million A2 rated subordinate certificate. An interest-only strip totaling $1.9 million was recorded. The gain on loan sales for the nine-months ended September 30, 1998 includes a $2.8 million gain on a $27 million securitization of the unguaranteed portions of SBA loans.

Included in securitization gains for the nine-months ended September 30, 1999, is $150,000 which represents the portion of the gain on the Company's December 1998 $65 million securitization of commercial term loans attributable to the loans delivered under the prefunding provision of the securitization.

Loan servicing income is comprised of the servicing fees received on loans sold on a servicing-retained basis, net of amortization of the servicing asset. The amount of the servicing fee varies in accordance with the terms of the loan sale.

Detailed below are the components of this servicing income:

LOAN SERVICING INCOME AND FEES                 FOR THE NINE MONTHS ENDED
------------------------------                        SEPTEMBER 30,
                                               -------------------------
                                                   1999         1998
                                               ------------  -----------
                                                (DOLLARS IN THOUSANDS)
Loan Servicing Income:
 SBA guaranteed loans ......................    $  2,411     $  1,089
 USDA guaranteed loans .....................         677          228
 Ex-Im working capital loans ...............         160          178
 Ex-Im medium term loans ...................         182          262
 Ex-Im short term loans ....................           -            -
 Loan securitizations ......................         250           23
 Other loans ...............................         222          148
                                                --------     --------
  Loan servicing income ....................       3,902        1,928
Servicing asset reduction...................        (265)           -
                                                --------     --------
  Net loan servicing income.................       3,637        1,928
Other fees..................................         784        1,043
                                                --------     --------

Total loan servicing income and fees........    $  4,421     $  2,971
                                                ========     ========

LOANS MANAGED FOR OTHERS
------------------------

Average balance.............................    $701,891     $484,958
                                                ========     ========
Ending balance..............................    $850,271     $540,053
                                                ========     ========

The 102% increase in loan servicing income and fees reflects the 45% or $217 million increase in the average balance of loans serviced for others to $702 million for the nine-month period ended September 30, 1999 and the favorable prepayment performance of the loans originated when the Company first entered this line of business.

Servicing income for Ex-Im working capital loans has decreased by 10% or $18,000 as a result of a 17% or $2.4 million decrease in the average balance of these loans under management due to lower utilization by borrowers.

During the nine-month period ended September 30, 1999, the Company has recognized an impairment equal to $265,000 in the carrying value of the servicing asset related to certain Ex-Im Bank medium term loans. $239,000 of this impairment relates to loans made to borrowers in Brazil, a country subject to macroeconomic pressures, following payment defaults on the underlying loans. Ex-Im Bank has paid the claims in full to the investors under the Ex-Im Bank guarantee. Management will continue to monitor the actual and projected defaults and prepayments, which could result in a reduction of the remaining life of the servicing asset and which would warrant a further write down of the asset if such impairment is expected.

Other loan fee income of $784,000 for the period ended September 30, 1999 is comprised of $425,000 of letter of credit fees, $252,000 of late fees collected and $107,000 in advisory fees paid by clients to the Company in conjunction with non-loan related services.


NON-INTEREST EXPENSE.  Non-interest expense is comprised of the following items:

                                                FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                           ------------------------------------
NON-INTEREST EXPENSE                         1999           1998       % CHANGE
                                           -------        -------      --------
                                                  (DOLLARS IN THOUSANDS)
Salaries and benefits .................    $13,898        $ 7,606          83%
Occupancy .............................      1,326          1,124          18
Office expenses .......................        755            605          25
Marketing expenses ....................      1,439          1,003          43
Furniture and equipment ...............        917            720          27
Outside services ......................      2,149            687         213
Other .................................        756            409          85
                                           -------        -------         ---
     Total non-interest expense........    $21,240        $12,154          75%
                                           =======        =======         ===

The 75% or $9.1 million increase in non-interest expense for the nine-month period ended September 30, 1999 as compared to the same period ended September 30, 1998 is primarily attributable to a $6.3 million increase in salaries and benefits. In connection with the re-negotiation of the employment agreement between the Company and its Chairman and Chief Executive Officer, a $1.7 million bonus was paid in March 1999 to enable the Chief Executive Officer to retire the $980,000 note receivable held by the Company and to pay the income taxes associated with the bonus. The note receivable was provided in 1994 to finance the Chief Executive Officer's purchase of 614,000 shares of common stock. The stock purchased is currently restricted, although the Company has agreed pursuant to a registration rights agreement that such shares may be registered for sale in the future.

In March 1999, as compensation for the sale of the Company's last retail branch and deposits, the Chief Executive Officer and six members of senior management received cash bonuses totaling $940,000.

The average number of full time equivalent employees for the nine-month period ended September 30, 1999 was 187 compared to 157 for the nine-month period ended September 30, 1998. The increase reflects the opening of representative offices in Detroit, Cleveland and St. Louis, the addition of Energy Finance and Equipment Finance business units, the full staffing of existing domestic representative offices, and the addition of staff to the credit administration, loan servicing and information technology areas. For the nine-month period ended September 30, 1999, benefit expense, including the Company's portion of 401K contributions, increased 54% or $357,000 when compared to the same period of 1998.

The 18% or $202,000 increase in occupancy expense reflects the addition of new offices in late 1998 in Detroit and Cleveland and in 1999 in St. Louis as well as an increase in the leased square footage in the Company's Hartford headquarters building to accommodate new hires. The increase of 25% or $150,000 in office expenses and 27% or $197,000 in furniture and equipment reflects the increase in personnel.

The 43% or $436,000 increase in marketing expense includes $71,000 of advertising expense related to a retail certificate of deposit campaign undertaken in March 1999 and a general increase in marketing related to new representative offices and new product lines. Included in marketing expense is $350,000 of domestic and international travel expenses and $296,000 of master agent expenses reflecting an increased presence throughout the United States and international markets.

The 213% or $1.5 million increase in outside service expense reflects increases in legal fees associated with regulatory matters and with the establishment of agent relationships and/or representative offices status in several of the Company's international markets. For the nine-month period ended September 30, 1999, additional matters as to which legal expenses were incurred included expenses associated with various projects: changing the Company's name; conversion from a nationally chartered Bank to a Connecticut bank and trust company; and,the establishment of a business relationship with CIGNA Financial Services, Inc. and Connecticut General Life Insurance Company with respect to the referrals for investment, discount brokerage, cash management and retirement account services. Due to various corporate matters and projects underway, the company expects that legal expenses will continue to be above historical levels in the quarter ended December 31, 1999. Outside service expense also includes expenses incurred in the use of outside contractors to prepare files for the securitization and sale of loans.

The other expenses increase of $347,000 includes a $339,000 expense incurred in March 1999 for the loss of a government guarantee on a single SBA loan managed for investors. Excluding this claim, since 1990, the Company has made repairs on government guaranteed loans totaling less than $100,000. At September 30, 1999, the Company services guaranteed loans totaling $477.1 million.

INCOME TAXES. The Company's effective tax rate increased to 41% for the nine-month period ended September 30, 1999 from 39% for the nine-month period ended September 30, 1998 due to the non-deductibility of the portion of the Chief Executive Officer's compensation over $1 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------------------------
                                                             1999                 1998             % CHANGE
                                                          ----------           ----------         ----------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income...............................            $1,850               $2,690                (31)%
Provision for loan losses.........................               413                  659                (37)
                                                          ----------           ----------         ----------
     Net interest income after provision..........             1,437                2,031                (29)
Gain on loan sales................................             3,531                2,543                 39
Other non-interest income.........................             1,635                1,108                 48
Non-interest expense..............................             6,357                4,323                 47
                                                          ----------           ----------         ----------
     Income before income taxes...................               246                1,359                (82)
Income taxes......................................               103                  474                (78)
                                                          ----------           ----------         ----------
          Net income..............................            $  143               $  885                (84)%
                                                          ==========           ==========         ==========
        Basic earnings per share..................            $ 0.02               $ 0.11
                                                          ==========           ==========
        Diluted earnings per share................            $ 0.02               $ 0.11
                                                          ==========           ==========
        Weighted average shares - basic...........             8,224                7,916
                                                          ==========           ==========
        Weighted average shares - diluted.........             8,405                8,180
                                                          ==========           ==========

NET INCOME.   The 84% or $742,000 decrease in net income for the quarter ended
September 30, 1999 as compared to the quarter ended September 30, 1998 is the result of a decrease in the net interest margin and an increase in non-interest expenses, partially mitigated by an increase in gains on loans sales and non-interest income.

Diluted earnings per share decreased 82% or $.09 to $.02 for the quarter ended September 30, 1999 from $.11 per share for the quarter ended September 30, 1998.

NET INTEREST INCOME. Net interest income decreased 31% or $840,000 for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Although average earning assets for the quarter ended September 30, 1999 were relatively flat compared to the same period of 1998, average interest-bearing liabilities increased 22% or $36.5 million period to period. The increase in interest-bearing liabilities reflects the shift from traditional funding sources to brokered certificates of deposit and short term warehouse borrowings following the sale of the Company's checking, savings and money market deposit accounts in March 1999. The net interest spread decreased 58 basis points as a result of a 12 basis point decrease in the yield on earning assets and a 46 basis point increase in the cost of funds.


AVERAGE BALANCES, INTEREST, YIELDS AND RATES

                               FOR THE THREE MONTHS ENDED           FOR THE THREE MONTHS ENDED     1999 COMPARED TO 1998
                                 SEPTEMBER 30, 1999                     SEPTEMBER 30, 1998           CHANGES DUE TO (2):
                              ------------------------------       ---------------------------    -----------------------
                                           INTEREST   AVERAGE                 INTEREST  AVERAGE
                               AVERAGE     EARNED/     YIELD/       AVERAGE   EARNED/    YIELD/
                               BALANCE      PAID       RATE         BALANCE     PAID     RATE      VOLUME    RATE    TOTAL
                               ------------------------------       ---------------------------    -----------------------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
  Loans (1)
     Commercial..............  $178,367    $3,836     8.60%         $150,585  $3,670   9.75%     $ 596      $(431)   $ 165
     Residential.............     1,983        38     7.66%            3,344      70   8.37%       (26)        (6)     (32)
     Other consumer..........       653        15     9.11%              982      24   9.70%        (7)        (1)      (8)
                               --------    ------    ------         --------   -----   -----      ----      -----     ----
  Total loans................   181,003     3,889     8.59%          154,911  3,764    9.72%       563       (438)     125

  Investment securities......    32,869       683     8.31%           21,476    339    6.31%       237        107      344
  Federal funds sold.........    11,389       137     4.77%           52,084    742    5.65%      (490)      (115)    (605)
                               --------     -----    ------         --------  -----    -----      ----      -----     ----
  Total investment securities
  and funds sold.............    44,258       820     7.40%           73,560  1,081    5.85%      (253)        (8)    (261)
                               --------     -----    ------         --------  -----    -----      ----      -----     ----

  Total earning assets........  225,261     4,709     8.36%          228,471  4,845    8.48%       310       (446)    (136)
  Total non-earning assets....   46,692                               21,438
                               --------                             --------
  Total assets................ $271,953                              249,909
                               ========                             ========
LIABILITIES:
  Deposits:
     Interest bearing demand
     deposits................. $  2,238    $   13     2.30%         $  9,390  $  53    2.24%     $  (42)    $   2   $  (40)
     Premier money market.....        1         0     3.57%          100,705  1,360    5.36%       (906)     (454)  (1,360)
     Other savings............       27         0     0.00%           10,344     82    3.15%          0       (82)     (82)
     Retail and IRA
     certificates of deposit..   47,866       607     5.03%           26,217    395    5.98%        275       (63)     212
     Brokered certificates
     of deposit...............  144,058     1,927     5.31%           21,321    259    4.82%      1,642        26    1,668
                               --------     -----    ------         --------  -----    -----      -----     -----    -----
  Total deposits..............  194,190     2,547     5.20%          167,977  2,149    5.08%        969      (571)     398
  Warehouse borrowings........   10,685       310    11.51%                0      0    0.00%        310         0      310
  Other borrowings............      133         2     5.97%              545      6    4.37%         (6)        2       (4)
                               --------     -----    ------         --------  -----    -----      -----     -----    -----
  Total interest bearing
  liabilities.................  205,008     2,859     5.53%          168,522  2,155    5.07%      1,273      (569)     704
                               --------     -----    ------         --------  -----    -----      -----     -----     ----
  Non-interest bearing
  liabilities:
     Demand deposits..........    5,477                               32,753
     Other liabilities........    7,909                                2,997
                               --------                             --------
  Total non-interest bearing
  liabilities.................   13,386                               35,750
  Stockholders' equity........   53,559                               45,637
                               --------                             --------
  Total liabilities and
  stockholders' equity........ $271,953                             $249,909
                               ========                             ========
  Net interest income/
  net interest spread.........             $1,850     2.83%                  $2,609    3.41%     $ (963)    $ 123    $(840)
                                           ======    ======                  ======    =====      =====     =====    =====
  Net interest margin.........                        3.33%                            4.74%
                                                     ======                            =====

(1) For purposes of these computations, non-accuring loans are included in the average balance.

(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INTEREST INCOME. Interest income decreased 3% or $136,000 for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Although the average balance of loans increased by 17% or $26 million to $181 million from $155 million, the average yield on loans for the three-month period decreased 113 basis points. The average balance of investment securities and federal funds sold for the three-month period ended September 30, 1999 decreased by 40% or $29.3 million when compared to the average balance for the same period of 1998, while the yield improved 155 basis points as a greater percentage of liquid investments were used to fund loan and line of credit commitments.

The loan yield for the three-months ended September 30, 1999 reflects the three prime rate decreases totaling 75 basis points that occurred in the last four months of 1998. The effect of these rate decreases were partially offset during the third quarter of 1999 by two prime rate increases totaling 50 basis points. The yield was also impacted by a greater relative percentage of lower yielding, privately insured international LIBOR based loans included in the Company's loan portfolio. For the quarter ended September 30, 1999 the average balance of LIBOR based loans was $34.9 million compared to an average balance of $4.1 million for the quarter ended September 30, 1998.

INTEREST EXPENSE. Interest expense increased 33% or $704,000 for the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998. The increase was primarily the result of the increase in brokered certificates of deposit. For the three-month period ended September 30, 1999 the average balance of these deposits was $144.1 million as compared to an average balance of $21.3 million for the same period of 1998. Brokered certficates of deposits were used to fund an increase in balance sheet and loans as evidenced by the 17% or $26.1 million increase in average loans for the three month period ended September 30, 1999 compared to the three month period ended September 30, 1998. The Company has placed more reliance on brokered certificates of deposits following the sale of the Company's transaction deposit accounts in March 1999. During the three-month period ended September 30, 1999, warehouse borrowings were also used to fund loan volume. The borrowings were repaid as part of the term securitization completed in September. For the three-month period ended September 30, 1999, the average balance outstanding on this line was $10.7 million. Interest expense on these borrowings totaled $178,000 for the three-month period. The remaining warehouse borrowings expense relates to the amortization of fees paid at origination of the line in December 1998 which are amortized as interest expense over the term of the facility.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $413,000 for the quarter ended September 30, 1999 as compared to $659,000 for the quarter ended September 30, 1998. See "Allowance for Loan Losses" for further analysis of the provision and related data.

  NON-INTEREST INCOME.   Non-interest income is comprised of the following
items:

                                             FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                         ------------  -----------  -----------
NON-INTEREST INCOME                          1999         1998       % CHANGE
                                         ------------  -----------  -----------
                                                (DOLLARS IN THOUSANDS)
Gain on loan sales:
 SBA sales ...........................     $  1,077     $  1,144            (6)%
 USDA sales ..........................          656          417            57
 Ex-Im working capital sales .........          138          145            (5)
 Ex-Im medium term sales .............          309          305             1
                                           --------     --------      --------
   Gain on guaranteed loan sales .....        2,180        2,011             8

 Other loan sales ....................          131           99            32
 Loan backed securitizations .........        1,401          433           224
 Loans to commercial paper conduit ...         (181)        --            --
                                           --------     --------      --------
   Total gain on loan sales ..........        3,531        2,543            39

Loan servicing income and fees .......        1,599          986            62
Service charges and other deposit
fees .................................          --           106          (100)
Other income .........................           36           16           125
                                           --------     --------      --------


Total non-interest income ............     $  5,166     $  3,651            41%
                                           ========     ========      ========

The 41% or $1.5 million increase in non-interest income for the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998 was primarily due to a 39% or $988,000 increase in gains on loan sales and a 62% or $613,000 increase in loan servicing income and fees.

The increase in gains on loan sales was primarily attributable to the September 1999 term loan securitization which resulted in a $1.1 million gain. Also included in securitization gains for the quarter is $300,000 which represents the portion of the gain on the Company's June 1999 securitization of the unguaranteed portion of SBA loans attributable to the loans delivered during the third quarter under the prefunding provision of the securitization.

The increase in loan servicing and other fee income includes an 82% or $629,000 increase in loan servicing income which reflects the 44% or $231 million increase in the average balance of loans managed for others and the impact of favorable prepayment experience of the loans originated when the Company first entered this line of business.

LOAN SERVICING INCOME AND FEES
------------------------------           FOR THE THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                             1999         1998
                                         ------------  -----------
                                           (DOLLARS IN THOUSANDS)
Loan Servicing Income:
 SBA guaranteed loans ................     $    899     $    463
 USDA guaranteed loans ...............          250           80
 Ex-Im working capital loans .........           48           67
 Ex-Im medium term loans .............           58           82
 Ex-Im short term loans ..............          --           --
 Loan securitizations ................           72           23
 Other loans .........................           66           49
                                           --------     --------
   Loan servicing income.............        1,393          764
Servicing asset reduction.............          (27)         --
                                           --------     --------
   Net loan servicing income..........        1,366          764
Other fees ...........................          233          222
                                           --------     --------


Total loan servicing income and fees..     $  1,599     $    986
                                           ========     ========


LOANS MANAGED FOR OTHERS
------------------------

Average balance ......................     $762,158     $530,720
                                           ========     ========
Ending balance .......................     $850,271     $540,053
                                           ========     ========


NON-INTEREST EXPENSE.  Non-interest expense is comprised of the following items:

                                              FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                         ------------  -----------  -----------
                                             1999         1998       % CHANGE
                                         ------------  -----------  -----------
NON-INTEREST EXPENSE:                             (DOLLARS IN THOUSANDS)
Salaries and benefits .................    $ 3,679        $ 2,604          41%
Occupancy .............................        449            376          19
Office expenses .......................        272            223          22
Marketing expenses ....................        427            406           5
Furniture and equipment ...............        317            252          26
Outside services ......................      1,097            301         264
Other .................................        116            161         (28)
                                         ------------  -----------  -----------
     Total non-interest expense........    $ 6,357        $ 4,323          47%
                                         ============  ===========  ===========


The 47% or $2.0 million increase in non-interest expenses for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 reflects the increase in the number of full time employees for the periods and the annual increase in salaries as of January 1999. At September 30, 1999, the number of full time employees was 191 compared to 169 for the quarter ended September 30, 1998.

For the three-month period ended September 30, 1999, benefit expense, including the Company's portion of 401k contributions, increased 45% or $114,000 when compared to the same period of 1998.

The increase is the result of rising medical benefit rates and the increase in the number of employees eligible for medical benefits and 401k participation. Outside services, which includes legal fees and consultants, increased $796,000 for the three-month period ended September 30, 1999 compared to the same period of 1998. The increase relates to legal fees incurred in the establishment of domestic and international representative offices and to various regulatory matters.

INCOME TAXES. The Company's effective tax rate for the quarter ended September 30, 1999 increased to 41.9% from 35% for the quarter ended September 30, 1998. The 1999 rate reflects the non-deductibility of the Chief Executive Officer's compensation over $1 million. The 1998 rate reflected a $34,000 State of Connecticut tax refund that had resulted from a statutory change relating to the 1991 through 1995 tax years received in September 1998.



DISCUSSION OF CHANGES IN FINANCIAL CONDITION TO SEPTEMBER 30, 1999 FROM DECEMBER 31, 1998

GENERAL. Total assets decreased 4% or $11.1 million from December 31, 1998 to September 30, 1999.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased 17% or $10.0 million to $48.3 million at September 30, 1999 from the December 31, 1998 balance of $58.3 million. The decrease reflects the use of excess liquidity to fund loan originations which were securitized in June and September. The Company retains an interest in the loans in the form of investment securities. Cash and cash equivalents includes $12.8 million of restricted cash accounts pledged as credit enhancements for the Company's securitizations.

PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets increased 50% or $9.8 million to $29.3 million at September 30, 1999 from $19.5 million at December 31, 1998. The increase is primarily attributable to the increase in servicing assets to $19.5 million at September 30, 1999 from $13.7 million at December 31, 1998. The servicing asset has increased as a result of the sale and securitization of loans totaling $300.1 million during the nine-month period ended September 30, 1999. As discussed above, a valuation of the servicing asset, which includes monitoring the actual and projected prepayment and default experience of each servicing portfolio, is performed quarterly. Any impairment deemed to be permanent would result in a write down of the asset.

LOANS. The Company's Loan portfolio and loans managed for others portfolio were as follows:

                                                  SEPTEMBER 30,     DECEMBER 31,
LOAN PORTFOLIO                                        1999             1998
--------------                                    -------------     ------------
                                                      (DOLLARS IN THOUSANDS)
SBA loans........................................    $  3,043         $ 22,774
USDA loans.......................................       9,955           14,017
Ex-Im working capital loans......................       4,759            4,796
Ex-Im term loans.................................       3,389               62
Insured term loans...............................       1,503           14,210
Import loans.....................................       2,237            4,681
Equipment finance loans..........................         641            4,020
Other commercial loans...........................      26,148           35,785
Owner occupied commercial mortgages..............       4,875            6,917
Non-owner occupied commercial mortgages..........       1,569            3,139
Other loans......................................       2,629            3,545
                                                     --------         --------
     Total loans.................................      60,748          113,946

Loans held for sale..............................      51,058            8,577

Less:
     Discount on retained loans..................       2,625            1,419
     Net deferred loan origination costs.........        (170)            (431)
     Allowance for loan losses...................       4,550            4,000
                                                     --------         --------

     Loans, net..................................    $104,801         $117,535
                                                     ========         ========

LOANS MANAGED FOR OTHERS
------------------------
Guaranteed Loans
     SBA.........................................    $252,362         $245,073
     USDA........................................     101,306           75,526
     Ex-Im working capital.......................      17,116           14,788
     Ex-Im term..................................     100,155          102,638
     Inventory buyer credit......................       5,686              300
     FHLMC.......................................         446              455
                                                     --------         --------
                                                      477,071          438,780

Unguaranteed Portions and Unguaranteed Loans
     SBA.........................................     117,202           74,033
     USDA........................................       5,793            6,173
     Other commercial............................     222,713          135,380
     Insured term................................      26,012                -
     Home equity lines...........................       1,480            2,166
                                                     --------         --------
                                                      373,200          217,752
                                                     --------         --------

Total loans managed for others...................    $850,271         $656,532
                                                     ========         ========

Total loans under management.....................    $962,077         $779,055
                                                     ========         ========

Loans and loans held for sale decreased $10.7 million to $111.8 million at September 30, 1999 from $122.5 million at December 31, 1998. The decrease is the result of the sale and securitization of $300.1 million of loans during the nine-month period ended September 30, 1999. Loan originations, including the origination of lines of credit, were $367.8 million for the period. Loans held for sale include only those loans the Company expects to sell in the next 90 days.


ALLOWANCE FOR LOAN LOSSES. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At September 30, 1999, the Allowance totaled $4.6 million and represents 4.1% of loans and loans held for sale. The Allowance totaled $4.0 million at December 31, 1998 and represented 3.3% of loans. In establishing the level of the Allowance, the Company considers the percentage of unguaranteed commercial loans, the seasoning of the commercial loan portfolio, and the introduction of new loan products where the Company has limited historical experience. Net charge-offs for the nine-month period ended September 30, 1999 increased $386,000 to $1.8 million from $1.4 million for the nine-month period ended September 30, 1998. The Allowance at September 30, 1999 covered 1998 annual charge-offs 2.10 times.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
                                                                                                        FOR THE YEAR
                                                        FOR THE THREE MONTHS     FOR THE NINE MONTHS       ENDED
                                                         ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,    DECEMBER 31,
                                                      ----------------------    ---------------------   -------------
                                                        1999         1998         1999         1998         1998
                                                      ---------    ---------    --------     --------   -------------
                                                                         (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
     at the beginning of the period.............      $  4,550     $  4,000     $  4,000     $  3,100     $  3,100
Charge-offs:
     SBA loans..................................             9          179          166          479          775
     Ex-Im working capital loans................            25           --          213           --           --
     Insured term loans.........................            --           --          112           --           --
     Other commercial loans.....................           399            1        1,148          618          959
     Import loans...............................            --           --          265           --           --
     Non-owner occupied commercial mortgages....            --          290           --          513          582
     Other loans................................            --           --           --            8            8
                                                      --------     --------     --------     --------     --------
          Total charge-offs.....................           433          470        1,904        1,618        2,324

Recoveries:
     SBA loans..................................            --            2            2            2           --
     Other commercial loans.....................            20            9           51           28           30
     Non-owner occupied commercial mortgages....            --           --           --          123          123
                                                      --------     --------     --------     --------     --------
          Total recoveries......................            20           11           53          153          153
                                                      --------     --------     --------     --------     --------
Net charge-offs.................................           413          459        1,851        1,465        2,171
Provision for loan losses.......................           413          659        2,401        2,565        3,071
                                                      --------     --------     --------     --------     --------
Balance of allowance for loan
     losses at end of period....................      $  4,550     $  4,200     $  4,550     $  4,200     $  4,000
                                                      ========     ========     ========     ========     ========
Total loans and loans held for sale.............      $111,806     $162,824     $111,806     $162,824     $122,523
                                                      ========     ========     ========     ========     ========
Allowance to total loans........................           4.1%         2.6%         4.1%         2.6%         3.3%
                                                      ========     ========     ========     ========     ========

Non-performing loans for the nine-month period ended September 30, 1999 increased $1.1 million to $4.2 million from December 31, 1998. Non-performing loans relative to total loans increased to 3.77% at September 30, 1999 from 2.53% at December 31, 1998.

The following table sets forth information regarding the Company's non-performing loans at the dates indicated:

                                                  SEPTEMBER 30,     DECEMBER 31,
NON-PERFORMING LOANS                                  1999             1998
--------------------                              -------------     ------------
                                                      (DOLLARS IN THOUSANDS)
Commercial:
   Unguaranteed portions:
      SBA and USDA loans.........................      $1,680           $1,533
      Ex-Im working capital loans................         361              418
      Ex-Im term loans...........................          93               --
   Insured term loans............................         563              112
   Other commercial loans........................         980              890
   Import loans..................................         306               --
   Owner occupied commercial mortgages...........          95                6
Consumer loans...................................         135              145
                                                     --------         --------
      Total non-performing loans.................      $4,213           $3,104
                                                     ========         ========

Total non-performing loans to total loans........        3.77%            2.53%
                                                     ========         ========

Total non-performing loans to total assets.......        1.60%            1.13%
                                                     ========         ========

Allowance to total non-performing loans..........        108%             129%
                                                     ========         ========


The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis, and therefore allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. Loans to foreign entities at September 30, 1999 represented 4% of total loans. Such loans are U.S. dollar denominated and either 100% Ex-Im Bank guaranteed and sold at origination or carry private insurance equal to 80-90% of the loan balance. The Company's private credit insurance policies include a deductible which provides that the Company is responsible for the first loss on the uninsured portion of the loan. The increase in the unallocated reflects a reserve for some of the Company's new lines of business with which the Company has limited experience

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1999             1998
                                                  -------------     ------------
ALLOCATION OF THE ALLOWANCE BY
 CATEGORY OF LOANS:
Unguaranteed Portions of:
     SBA loans...................................      $  244           $  841
     USDA loans..................................         521              209
     Ex-Im working capital loans.................         134              245
     Ex-Im term loans............................          62                2
Insured term loans...............................         364              479
Import loans.....................................         192               94
Equipment finance loans..........................           8               55
Other commercial loans...........................       1,461            1,311
Owner occupied commercial mortgages..............          73              128
Non-owner occupied commercial mortgages..........          32               63
Other loans......................................          37               43
Unallocated......................................       1,422              530
                                                     --------         --------
     Total allowance for loan losses.............      $4,550           $4,000
                                                     ========         ========

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
Unguaranteed Portions of:
     SBA loans...................................        2.7%            18.6%
     USDA loans..................................        8.9             11.4
     Ex-Im working capital loans.................        4.3              3.9
     Ex-Im term loans............................        3.0              0.1
Insured term loans...............................        1.3             11.6
Import loans.....................................        2.0              3.8
Equipment finance................................        0.6              3.3
Other commercial.................................       23.4             29.2
Owner occupied commercial mortgages..............        4.4              5.6
Non-owner occupied commercial mortgages..........        1.4              2.6
Other loans......................................        2.4              2.9
Loans held for sale..............................       45.6              7.0
                                                     -------         --------
     Total.......................................        100%             100%
                                                     =======         ========

STOCKHOLDERS' EQUITY. Stockholders' equity increased 10% or $4.9 million to $54.0 million at September 30, 1999 from $49.0 million at December 31, 1998 due to the retention of earnings net of a quarterly dividend of $.03 per share or $732,000 for the nine-month period ended September 30, 1999.

Following the award of a bonus specifically for this purpose, the Company's Chief Executive Officer repaid the promissory note that was issued in 1994 in connection with his purchase of 614,600 shares of common stock. On March 31, 1999, the Company sold an additional 200,000 shares of common stock at fair market value to the Chief Executive Officer for an aggregate purchase price of $2,000,000, or $10 per share. The stock purchased by the Chief Executive Officer is currently restricted, although the Company has agreed, pursuant to a registration rights agreement that such shares may be registered for sale in the future. The Company received a cash payment of $20,000 and a promissory note in the amount of $1,980,000 for the shares. Principal plus interest, accruing at a rate of 7% compounded annually, is payable on the note to the Company at the April 1, 2002 maturity date. The interest and principal may be forgiven by the Company in certain circumstances. The sale of the stock will increase stockholders' equity only when principal payments are received, as such stockholder note receivable is carried as a reduction to stockholders' equity since it is collateralized by the stock of the Company. For the nine-month period ended September 30, 1999 the Company has accrued $70,000 of interest income related to this note.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of liquidity and funding are certificates of deposit, a warehouse line of credit, a commercial paper conduit and loan sales and securitizations. Secondary sources of liquidity include a Federal Home Loan Bank line of credit and federal funds purchased.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels, estimated liquidity needs for maturing certificates of deposit, approved extensions of credit, and unadvanced commitments to existing borrowers in determining the level and maturity of funding necessary to support operations. The on-going sale of the government guaranteed portions of loans at origination also provides cash to fund operations. Such loan sales totaled $300.1 million for the nine-month period ended September 30, 1999, and represented 82% of the $367.8 million total loan originations for the nine-month period.

As of September 30, 1999 the Company had outstanding commitments to fund loans and lines of credit of $98.1 million and had issued letters of credit totaling $40.2 million.

The Company believes that it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations and commitments, and certificate of deposit maturities.

A subsidiary of the Bank entered into an interest rate swap with a notional amount of $28 million in December 1998. The intent of the swap is to mitigate interest rate risk inherent in the sale of revolving commercial loans to a commercial paper facility. The swap provides for net settlement on a monthly basis which is recorded as an adjustment to interest income. For the nine-month period ended September 30, 1999, $19,000 of interest expense had been recorded related to the swap.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies and maintains a "well-capitalized" status with a total capital to risk-weighted assets ratio of 21.14% and a Tier 1 capital to assets or leverage ratio of 19.19% at September 30, 1999.

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

As required by the FFIEC, the Business Resumption Contingency Plan has been developed. Although the Company expects that each mission critical system will be Year 2000 compliant, the Plan was designed to mitigate serious disruptions to the Company's business flow. The plan has been tested by the Company's internal auditor in accordance with FFIEC guidelines.

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

                          PART II.  OTHER INFORMATION
                                    -----------------


ITEM 1.   LEGAL PROCEEDINGS

          Because the nature of the business of the Registrant involves the collection of numerous accounts, the validity of liens and compliance with state and federal laws, the Registrant is subject to claims and legal actions in the ordinary course of its business. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such claims and actions, the Registrant believes that the ultimate resolution of such actions is unlikely to have a material adverse effect on the financial position, results of operations or cash flows of the Registrant.

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

          Reports on Form 8-K
          -------------------

          The Registrant did not file any reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 First International Bancorp, Inc.
                                 ---------------------------------
                                 (Registrant)


Date:  November  12, 1999        By:  /s/ Brett N. Silvers
       ------------------             ----------------------------
                                      Brett N. Silvers
                                      Its Chief Executive Officer
                                        and Chairman of the Board



Date:  November  12, 1999        By:  /s/ Leslie A. Galbraith
       ------------------             ----------------------------
                                      Leslie A. Galbraith
                                      Its Chief Operating Officer,
                                        Executive Vice President,
                                        and Secretary



Date:  November  12, 1999        By:  /s/ Shaun P. Williams
       ------------------             ----------------------------
                                      Shaun P. Williams
                                      Its Chief Financial Officer,
                                        Executive Vice President,
                                        and Treasurer

                                 EXHIBIT INDEX



Exhibit No.        Description
-----------        -----------


11.1               Computation of Per Share Earnings

27                 Financial Data Schedule