Form 10-K
period 1999-12-31
FIRST INTERNATIONAL BANCORP INC
filed 2000-03-30
CIK 1040339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                  ------------

                   For the fiscal year ended December 31, 1999
                           Commission file no. 0-22861

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

                                  ------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                              (Title of each class)
                     Common Stock, par value $.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 23, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock as reported by the Nasdaq Stock Market of $7.0625 was approximately $24,197,100.

As of March 23, 2000, the Registrant had 8,264,318 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part II, items 5, 6, 7, 7A and 8 are incorporated by reference to First International Bancorp's, Inc. 1999 Annual Report to Shareholders which is included as an exhibit hereto.

Part III, items 10, 11, 12 and 13 are incorporated by reference to First International Bancorp, Inc.'s definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1999.

                                TABLE OF CONTENTS

         PART 1                                                          Page No.
ITEM 1.  BUSINESS                                                              1

ITEM 2.  PROPERTIES                                                           25

ITEM 3.  LEGAL PROCEEDINGS                                                    25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                              25

                  PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS                                          26

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                                 26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                    26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                               26

         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   27

ITEM 11. EXECUTIVE COMPENSATION                                               27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                       27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       27

         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND

                  REPORTS ON FORM 8-K                                         27

                                     PART 1

ITEM 1:  BUSINESS

GENERAL

Overview

First International Bancorp, Inc., a Delaware corporation, is a one bank holding company incorporated in 1985 and regulated by the Board of Governors of the Federal Reserve System. Its principal asset and subsidiary is First International Bank (the "Bank"), a Connecticut state bank and trust company. The Bank was established in 1955 as a national bank and converted to a state bank in July 1999. The Bank is regulated by the State of Connecticut Department of Banking ("CDB") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank changed its name from First National Bank of New England on February 1, 1999 to more closely reflect the markets it serves. Since 1998, the Bank has established six special purpose subsidiaries to facilitate loan securitizations and sales to commercial paper conduits.

The Bank solicits commercial loans in New Jersey through its wholly-owned subsidiary, First International Capital Corp. of New Jersey and operates in various other states under the trade name First International Capital.

In September 1997, the Company completed an underwritten public offering whereby 1,955,000 shares of common stock were issued for net proceeds of $23.8 million.

On March 26, 1999, the Company sold its last retail branch and its checking, savings and money market accounts. The Company retained its certificates of deposit and continues to offer certificates of deposit to retail and brokered depositors. (See "Changes in Funding Sources" for further discussion of the funding sources used by the Company.)

The Company specializes in providing credit, trade and financial solutions to small and medium size industrial companies located in the United States and in international emerging markets. The Company serves its target market by offering flexible and attractive terms to borrowers and manages its credit risk through the combined utilization of commercial loan guarantee programs made available by three U.S. federal agencies: the U.S. Small Business Administration (the "SBA"), the U.S. Department of Agriculture (the "USDA"), and the Export-Import Bank of the U.S. ("Ex-Im Bank"), as well as through the use of private credit insurance policies.

For the federal fiscal year ending September 30, 1999, the Company was the country's largest Ex-Im Bank lender measured by number of transactions; the largest USDA Business and Industry lender measured by dollar volume; and the tenth largest SBA 7(a) lender measured by dollar volume (and the largest in New England). The Company maintains preferred status for government guaranteed lending programs in several jurisdictions.

Changes in Funding Sources

During 1999 and 1998, the Company completed transactions that effected changes in the manner in which the Company obtains funding for its lending business. These transactions included:

* the sale of the Company's last branch in March 1999, including checking, savings and money market accounts which requires the Company to provide funding by alternative sources;

* establishment of two warehouse loan and sale facilities pursuant to which up to an aggregate of $75 million is available to the Company (based upon the contractual advance rates against the qualifying principal balance of the loans pledged to secure the facilities; the pledged loans consist of equipment loans, working capital term loans and loans secured by mortgages on commercial real estate);

* establishment of a commercial paper conduit facility pursuant to which up to $60 million is available to the Company (based upon the contractual advance rates against the qualifying principal balance of the loans pledged to secure the facility; the pledged loans consist of the unguaranteed portion of loans guaranteed by the SBA);

* the increase from $65 million to $95 million of availability of a second commercial paper conduit facility, pursuant to which the Company has the right to sell up to $95 million in commercial revolving lines of credit and other qualifying loans during the term of the facility;

* loan securitization and sales transactions pursuant to which the Company securitized and sold in the aggregate approximately $140 million of asset backed loans, including $49 million of the unguaranteed portions of loans originated by the Company that were guaranteed in part by the SBA; and

* establishment of agreements with five national brokers which provide a source for brokered certificates of deposits used for fundings of one year or less.

         The Company expects to continue to obtain funding for its operations from retail and brokered certificates of deposit, warehouse lines of credit, the sale of loans on a loan-by-loan basis, through private placement securitizations and from the sale of loans to commercial paper conduits and sale facilities.

Loan Originations

Management believes that the specialized market knowledge and experience of the Company's lending officers, combined with a broad range of commercial and international financing products, enable the Company to satisfy the needs of its small and medium size industrial clients. Brand recognition for the Company is maintained by incorporating the servicemark Financing Manufacturers
Worldwide(R) in its logos. The Company's domestic and international lending relationships generally range from $150,000 to $5.0 million.

The Company's Commercial business units underwrite lines of credit, term loans, industrial mortgages and trade financing for businesses primarily located in the Northeast, Mid-atlantic, and Midwest regions of the United States. Commercial lenders operate from the Company's Hartford, Connecticut headquarters, as well as from regional representative offices located in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Pittsburgh and Philadelphia, Pennsylvania; Rochester, New York; Washington D.C.; Detroit, Michigan; St. Louis, Missouri; and Cleveland, Ohio. The Company plans to continue its U. S. expansion in 2000 by opening additional representative offices in the Southern and Western regions of the U. S. The Company's domestic loan officers are trained to understand the specific financial needs of small and medium size industrial companies, and to use government guaranteed and other commercial loan products to respond to those needs. Domestic loan officers participate in industrial trade organizations representing the Company's target market and conduct other marketing activities to reach potential borrowers.

The Company's International business units underwrite Ex-Im Bank guaranteed and insured and private sector insured short and medium term loans to small and medium size industrial companies located in various international emerging markets. The International business units also underwrite Ex-Im Bank guaranteed revolving lines of credit to U.S. manufacturers and, in 1998, began offering privately insured loans to U.S. importers of foreign-made goods. See "International Lending Services and Products." International lending activities support trade flows between the United States and emerging markets. The Company's International business units operate from its Hartford, Connecticut headquarters and are assisted in their efforts by contractual international marketing representatives, or "master agents", many of whom are actively involved in providing financial, accounting, consulting and/or engineering services to industrial companies in their home countries. Contractual marketing arrangements have been established with professionals in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, North Africa, Philippines, Poland, South Africa, Turkey and West Africa. The Company has formally established "representative offices" in certain countries in accordance with local regulations. The Company began lending internationally in 1994 and has increased these loan originations to $60.9 million in 1997, $110.4 million in 1998 and $182.1 million in 1999.

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

Loan Sales and Securitizations

The Company seeks to achieve high returns while meeting the growing credit needs of its target market by selling a portion of its commercial and international loans on a non-recourse, servicing-retained basis. A separate Capital Markets business unit directs its resources toward identifying secondary loan markets to sell loans originated by the Company to generate non-interest income and as a further means of mitigating credit risk, leveraging capital and replenishing liquidity.

In 1998, the Company began securitizing and selling certain whole loans and the unguaranteed portions of certain government guaranteed loans that it originates, and selling commercial revolving lines of credit, other commercial loans and the unguaranteed portions of SBA loans to commercial paper conduits. In these securitization and commercial paper transactions, the Company sells a pool of loans to a trust, which in turn issues certificates representing beneficial ownership interests in the trust or which issues notes and sells these securities through private placement transactions. In order to provide credit enhancement for the certificates or notes, the Company generally retains subordinated certificates or notes and establishes a cash reserve account. The Company also records an interest-only strip in connection with the transactions. For all securitizations and sales, the Company is the servicer of the underlying loans.

BUSINESS STRATEGY

The Company's strategy is to serve small and medium size industrial companies through the following key activities:

Domestic Loan Origination Activities. Commercial business units currently operate from the Hartford, Connecticut headquarters, as well as from regional loan production or "representative" offices located in Boston and Springfield, Massachusetts; Providence, Rhode Island; Pittsburgh and Philadelphia, Pennsylvania; Morristown, New Jersey; Rochester, New York; Washington D.C.; Detroit, Michigan; St. Louis, Missouri; and Cleveland, Ohio. The Company intends to continue to expand into new markets by opening additional representative offices throughout the U.S. as marketing diligence is completed.

Financing Trade with International Emerging Markets. The International business units operating from the Hartford, Connecticut headquarters are assisted in their efforts abroad by contractual relationships with international master agents in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, North Africa, Philippines, Poland, South Africa, Turkey and West Africa. The master agents are actively involved in providing professional financial services to small and medium size industrial companies in their home countries. The Company also provides working capital to U.S. manufacturers who export to, and in 1998 the Company began financing U.S. imports from, international emerging markets.

LENDING ACTIVITIES AND POLICIES

The Company's distribution of domestic and international commercial loan originations are detailed below:

                                                                         FOR THE YEARS ENDED
                                                  -------------------------------------------------------------------
                                                         DECEMBER 31, 1999                  DECEMBER 31, 1998
                                                  --------------------------------   --------------------------------
  Loan Originations                                Principal        Percentage        Principal        Percentage
                                                  --------------    --------------   --------------    --------------
  Domestic:
     SBA loans................................         $142,089               26%         $122,178               31%
     USDA loans...............................           53,723               10%           45,162               12%
     Other commercial loans...................          172,964               31%          113,888               29%
                                                  --------------    --------------   --------------    --------------
        Total domestic banking................          368,776               67%          281,228               72%



  International:
     Ex-Im working capital lines..............           64,035               12%           37,276               10%
     Ex-Im medium term loans..................           46,874                8%           48,248               12%
     Other international loans................           71,175               13%           24,925                6%
                                                  --------------    --------------   --------------    --------------

        Total international banking...........          182,084               33%          110,449               28%
                                                  --------------    --------------   --------------    --------------

        Total commercial loan originations....         $550,860              100%         $391,677              100%
                                                  ==============    ==============   ==============    ==============


MARKETING

Domestic Lending

The Company originates domestic loans through its 56 commercial lenders in twelve offices who seek to establish long-term relationships with their clients. The Company believes it is uniquely positioned to serve its domestic market through an ability to provide clients with a flexible combination of lines of credit, term loans and mortgages for industrial property and trade financing. The Company generally utilizes the SBA, USDA, Ex-Im Bank and/or privately insured loan guarantee and insurance programs as a part of a financing package in light of an applicant's particular situation. The Company's participation in these programs enables it to provide clients with longer loan terms than are typically available to small and medium size industrial companies.

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

The marketing efforts by commercial loan officers include participation in trade associations serving the needs of small and medium size industrial companies; contacting accountants, attorneys and other professionals known by the Company to have contact with businesses in need of financing; personal visits; direct mail solicitations; and referrals from existing clients. Since the target client of both domestic and international loan officers is often the same, there is an active cross-selling effort between these two areas.

Strategic Alliances

In addition to the marketing efforts of the Bank's domestic lending officers, the Bank seeks to market its domestic loan products through marketing agreements with various trade and cooperative associations. In 1998, the Bank entered into such agreements ("Strategic Alliances") with the National Rural Utilities Cooperative Finance Corporation, and with various regional chapters of the National Tooling & Machining Association. The Marketing Agreements provide, among other things, for the applicable trade or cooperative association to develop and implement a marketing plan pursuant to which the Bank has implemented an expedited and streamlined credit application and approval process for association members who desire commercial term loans from the Bank. The Bank retains the sole discretion as to the credit standards to be applied and as to whether or not to make any particular loan. The Marketing Agreements further provide for the Bank to pay quarterly and annual compensation to such trade and cooperative associations based upon the amount of loans made by the Bank to the members of the associations.

International Lending

The Company has six international lenders in the Trade Finance business unit who target U.S. exporters eligible for trade financing programs, including those supported by Ex-Im Bank. These loan officers market pre-export working capital lines of credit. This International business unit also targets U. S. buyers of goods from certain international emerging markets. As with the domestic lending relationships, the Trade Finance business unit is responsible for marketing, underwriting, servicing, monitoring and collecting payments on its portfolio of loans.

The Company has sixteen international lenders in its Americas and Asia/Africa/Europe business units who target foreign purchasers of U. S. goods eligible for short and medium term financing supported by Ex-Im Bank guarantees and insurance and by private sector insurance. These International business units are also responsible for marketing, underwriting, servicing, monitoring and collecting payments on their portfolios of loans.

Internationally, the Company has established contractual marketing relationships with professional firms in twelve emerging markets who, in the course of conducting their primary business, have frequent contact with local industrial companies who require financing to purchase U.S. goods or are manufacturing or distributing goods for export to the U. S. Prior to entering into relationships with these "Master Agents," the Company conducts due diligence, including visiting the prospective representative and conducting local diligence concerning their business reputation and legal status. The Company also requires that each Master Agent be trained on the Company's products and services at the Hartford, Connecticut headquarters. Each Master Agent markets, on behalf of the Company, Ex-Im Bank guaranteed and insured short and medium terms loans and privately insured export loans in its respective market. The Master Agent will develop a lead with a potential borrower and may aid in the transaction by obtaining required financial or operational data from borrowers and providing assistance in the loan origination and closing process. The Master Agents work with the Company's U.S.-based loan officer who completes the application underwriting and closing process. The Master Agent receives a negotiated fee when a loan referral made to the Company has been underwritten and closed. The Master Agent assists the loan officer in obtaining certain information from the applicant and in responding to inquiries of the applicant, but does not have any direct underwriting responsibilities. All decisions with respect to referrals of Master Agents are made by the Company, which retains full control over international loan originations.

The Company's Import Finance Business Unit has two lenders who seek to finance goods imported by U. S. industrial companies throughout the country under a private sector insurance policy and to cross sell SBA guaranteed and other commercial loans to the companies.

Marketing efforts of these International business units include visits to, and direct mail solicitation of, U.S.-based exporters and importers of capital goods, direct mail solicitation of foreign-based manufacturers and industrial trade organizations, and in-country marketing by the Company's network of Master Agents. The Company has also entered into contractual strategic alliances with Panalpina, Inc., a leading international freight forwarding company, the Association for Manufacturing Technology, and the Korean Federation of Small Business to provide access to additional trade finance opportunities.

DOMESTIC LENDING SERVICES AND PRODUCTS

Loan Products and the Origination Process

The commercial loans originated by the Company include industrial mortgage loans (i.e., loans to businesses collateralized by industrial real property), equipment term loans and revolving lines of credit to manufacturers, wholesalers and distributors, many of which are exporters. The typical commercial borrower is a privately owned and operated company with annual sales of $1 million to $50 million, employing 10-500 workers, which has been in business for at least three years. A number of the Company's borrowers have a proprietary product line, export their products and/or have a geographically diverse client base. The Company is typically the borrower's primary lender and provides loans which are collateralized by assets of the borrower.

The Company originates loans to a variety of industries; however, in the future based upon its loss experience and economic forecasts, the Company may decide to de-emphasize certain industries from time to time.

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

SBA Guaranteed Loan Originations

The Company utilizes the SBA's 7(a) loan program for eligible borrowers. The Company has Preferred Lender status in twenty-one SBA "districts." Preferred Lender status allows the Bank to approve loans on behalf of the SBA, with the national SBA processing center's concurrence that the applicant meets the SBA eligibility requirements. The SBA generally completes its eligibility review within 24 hours of submission. The Company has Certified Lender status in twenty-two districts. Certified Lender status entitles the Bank to 72-hour turnaround from local SBA district offices for approval of loan applications. In other districts where the Company does not have either Preferred or Certified Lender Status, applications may be submitted with a 7-day turnaround from the local SBA district office.

The SBA's 7(a) loan program provides for a guarantee equal to 75% of the principal balance, up to a maximum guarantee of $750,000 per borrower.

The Company makes SBA loans to businesses which qualify under agency regulations as a "small business." The primary operative SBA eligibility criterion for the Bank's targeted market are privately-owned manufacturers employing fewer than 500 workers. Loans may generally be used for the acquisition or refinancing of plant and equipment, working capital and debt consolidation.

In the event of default, the SBA and Company share in any collections or collateral on a pari passu basis. For example, if a loan carries a 75% guarantee, the SBA receives 75% of all collections while the Company receives 25% of such amounts, beginning with the initial recovery. The SBA also reimburses the Company's collection costs on a similar basis.

If the SBA establishes that any resulting loss is attributable to a failure by the Company to comply with SBA policies and procedures in connection with the origination, documentation or funding of a loan, the SBA may decline to pay the guaranteed amount, or if the guaranty has already been paid, may seek recovery of funds from the Company. With respect to guaranteed SBA loan participations which have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to a failure to comply with SBA policies and procedures.

USDA Guaranteed Loan Originations

The Company utilizes the Business and Industry Program ("B&I Program") of the USDA when applicable based on an applicant's geographical location and other characteristics. The B&I Program generally provides for 80% guarantees on loans with principal balances up to $5 million and 70% guarantees on loans with principal balances up to $10 million and, therefore, enables the Company to provide to eligible borrowers a greater amount of financing than the Company would otherwise be able to provide under the SBA program and on an unguaranteed basis due to legal lending limits. The stated purpose of this program is to support industry, employment and general economic and environmental conditions in rural communities, which are defined as towns with fewer than 50,000 inhabitants. These loans may be utilized for acquisition, improvement or refinancing of plant, equipment, working capital and debt consolidation purposes.

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

Domestic lending officers receive and assemble initial applications, analyze the creditworthiness of proposed borrowers, prepare credit memoranda and, aided by staff, prepare any required government guarantee loan application forms and conduct credit and trade reference checks. In the course of analyzing the creditworthiness of prospective borrowers, commercial lending officers evaluate each applicant's and any guarantors' financial statements, credit reports, appraisals and other information regarding the value of collateral, the experience, strength and continuity of the borrower's management business plans and other data to determine if the credit and collateral satisfy the Company's standards and compliance with any applicable government guaranteed loan program requirements. These standards may include debt service coverage ratios, or other financial ratios, reasonableness of the borrower's projections (when submitted), the experience, strength and continuity of the borrower's management, the financial condition of individual guarantors, the value of collateral, and compliance with government guarantee loan program requirements. The originating officer performs on-site inspections to determine the condition of a borrower's facility, the manner in which business is being conducted, the condition and maintenance of assets, the existence of environmental issues, and other market conditions.

Originating lending officers have no authority to approve a loan on their own. Subject to approval by the Credit Policy Officer, the business manager of each commercial business unit and the Company's Division Executives have lending authority in accordance with their experience. Loans above certain levels require the additional approval of the Chief Credit Officer and any loan requests above $6 million must be further approved by the Company's Chief Executive Officer. All loans to a borrower and its affiliates are aggregated to determine whether they are within an individual's lending authority.

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

Real property taken as primary collateral for a loan is valued by an independent appraiser in accordance with federal banking regulations, and the appraisal is then subject to an internal review in accordance with these regulations. Equipment serving as primary collateral for a loan is generally valued by an independent equipment appraiser. The Company will generally obtain a Phase I environmental report completed in accordance with the standards of the American Society for Testing and Materials on any commercial real property to be mortgaged. Additional environmental reporting and remediation are required prior to closing if environmental issues either exist or are suspected.

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

Although the maximum prescribed collateral values are generally utilized in the Company's analyses, there may be instances where the maximum values are reduced or, due to the borrower's situation, special consideration may be given to applications exceeding the general standards. Proposed exceptions to the Company's loan policy are reviewed by the approving officers. Decisions to approve these loans are made on a case-by-case basis and depend upon the overall creditworthiness of the applicant. The overall trends in underwriting exceptions are monitored by the Chief Credit Officer and the Company's Loan Committee.

INTERNATIONAL LENDING SERVICES AND PRODUCTS

The Company's International business units underwrite revolving lines of credit to U.S. manufacturers, short and medium term loans to foreign buyers of U.S. goods, short term loans to U.S. buyers of foreign goods, and letters of credit issued in connection with such facilities.

The International lending business units include the following:

BUSINESS UNITS/TERRITORY                PRODUCTS USED                             DESCRIPTION
------------------------                -------------                             -----------
TRADE FINANCE  (principally the         Working capital line of credit; 90%       One year revolving line of credit
Northeast, Mid-atlantic and Midwest     Ex-Im guaranteed; indexed to U.S.         to U.S. manufacturers
U.S.)                                   Prime, variable daily; U.S. dollar        collateralized by export accounts
                                        denomination                              receivable and inventory

IMPORT FINANCE (entire U.S.)            90-360 day U.S. import term loan;         Financing of accounts receivable
                                        discount note; 95% privately insured      due from U.S. manufacturer
                                                                                  purchasing goods from international
                                                                                  emerging markets; unsecured

AMERICAS (principally                   Short and medium term loan;               1 to 5-year term loans to
Argentina, Brazil, Central              100% guaranteed by Ex-Im Bank             foreign purchasers of quali-
America, Mexico)                        or privately insured (generally           fied U.S. made inventory and
ASIA/AFRICA/EUROPE                      95%); indexed to 6-month                  equipment; unsecured or
(principally Egypt, India,              LIBOR, variable semi-annually;            secured by equipment
Indonesia, Korea, North                 U.S. dollar denominated
Africa, Philippines, Poland,
South Africa, Turkey and
West Africa)


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

International Lending - United States

Export Working Capital and U.S. Import Loan Products and the Origination Process

The typical U.S. client for the Company's international products is a U.S.-based manufacturer with sales of $1 million to $50 million and export or import financing needs. The Trade Finance business unit handles clients who are exporting while the Import Finance Business Unit handles U.S. importers. The target profile of these clients is generally the same as for the Company's other domestic clients.

The one-year revolving Ex-Im Bank working capital lines of credit are indexed to WSJ Prime and adjust daily. The primary collateral for these loans includes export-related accounts receivable and inventory. The accounts receivable are generally insured under an Ex-Im Bank insurance policy, a private export credit insurance policy or an acceptable letter of credit. Open accounts receivable may qualify as collateral if approved in advance by the Company and Ex-Im Bank. Borrowers must submit borrowing base certificates to the Company to evidence the availability of acceptable collateral when an advance is requested, and monthly thereafter.

The Company is a "AA Level Delegated Authority" lender with respect to Ex-Im Bank's working capital loan guarantee program and, therefore, has authority to approve working capital lines up to $5 million per borrower, up to an aggregate portfolio of $75 million, without Ex-Im Bank approval.

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

International Lending  - Emerging Markets
Short and Medium Term Loan Products and the Origination Process

Emerging market-based clients of the Company's Americas and Asia/Africa/Europe business units are typically small and medium size industrial companies requiring financing to purchase equipment, components and raw materials from the U.S.

The Company primarily uses Ex-Im Bank guarantee and insurance programs to mitigate its credit risk to the borrower. In 1998, as an alternative to the Ex-Im Bank product, the Company obtained a credit risk insurance policy for short and medium term loans to industrial companies in certain international emerging markets from a private sector insurance company. The underwriting criteria is substantially the same under both the Ex-Im Bank and privately insured programs, although Ex-Im Bank imposes U.S. content measurements.

The Ex-Im Bank guarantee or insurance provides 100% coverage on the medium term loans and generally 95% coverage on the short-term loans. The private sector insurance policy generally insures 95% of the short and medium term loans. With the private sector insurance policy, the Company has discretionary credit approval authority for loans up to $750,000 which meet the underlying criteria of the private sector insurance policy. The Company tends to utilize the private sector insurance policy for smaller dollar requests to facilitate approval time.

Medium term loans are generally 3-5 years in term, and finance the acquisition of qualified U.S.-made capital goods. The Ex-Im Bank program allows the financing of up to the lower of 85% of purchase price or 100% of U.S. content. Certain other U.S. content and product requirements must also be met. The loans range in size from $150,000 to $10 million and are U.S. dollar-denominated. Although the purchase of the equipment is being financed, the Ex-Im Bank loans are unsecured; the Company relies on the borrower's cash flow and the 100% Ex-Im Bank guarantee or Ex-Im Bank insurance. The Company does obtain a security interest in the equipment being underwritten pursuant to the private sector insurance policy.

International lending officers are responsible for marketing, underwriting, servicing, monitoring and collecting their portfolios of loans. Because the medium term loans are fully amortizing with semi-annual payments, there is less post-closing analysis required for performing loans than for other types of loans made by the Company.

In the event of default, the Company will work with Ex-Im Bank to handle the workout and collection of Ex-Im Bank guaranteed medium and short term loans and, in the event a claim is filed, Ex-Im Bank will pay the Company 100% of the guaranteed or insured principal balance, plus accrued interest. See "Delinquency and Collection Activities."

INTERNATIONAL UNDERWRITING

International lending officers receive and assemble initial applications, analyze the creditworthiness of proposed borrowers, prepare memoranda and, aided by staff, prepare the required Ex-Im Bank and private sector insurance loan application forms and conduct credit and trade reference checks. For short and medium term loans, in-country Master Agents, where applicable, aid in the transaction by obtaining required financial or operational data from borrowers and by providing general assistance in the loan origination and closing process.

The Company's international lending officers will often visit the prospective U.S. borrower's place of business and perform on-site inspections. The Company will generally instruct its in-country Master Agents to make these inspections of foreign prospective borrowers. Although certain of the international loans are unsecured, site inspections are conducted in most cases because this information is helpful in assessing a borrower's operations.

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

Working capital lines of credit are collateralized by export-related inventory and accounts receivable less than 90 days old; this collateral has maximum prescribed collateral values of 75% and 90%, respectively. As is the case with respect to domestic loans, the collateral value required to support a loan is based on the borrower's individual circumstances, and applications exceeding the Company's general standards may receive special consideration.

For short and medium term loans, debt service coverage and operating history are reviewed in the underwriting process. The lending officer also considers the availability to the borrower of U.S. dollars and other "hard" currency revenue sources from sales to the U.S. and other stable currency markets.

While most working capital lines of credit are within the Company's "AA Delegated Authority", applications which do not comply with and/or are above the Company's authority, and all Ex-Im Bank short and medium term loans, require Ex-Im Bank approval. U.S. import loans in excess of $500,000, and short and medium term loans in excess of $750,000, require approval from the private sector insurance company if they are to carry that insurance.

CAPITAL MARKETS AND LOAN SERVICING

Capital Markets Activities

The Capital Markets business unit was established in July 1996 to assume responsibility for the non-recourse, servicing-retained sale of SBA, USDA and Ex-Im Bank government guaranteed loans and to identify markets for the sale of non-guaranteed mortgage, term and revolving loans on a non-recourse, servicing-retained basis. Since 1998, the Capital Markets business unit has completed four securitizations of the unguaranteed portions of SBA loans and certain whole commercial loans, and has sold revolving lines of credit to commercial paper conduits. These capital markets activities allow the Company to leverage capital, replenish liquidity and mitigate the risk of balance sheet exposure to any single borrower.

The guaranteed portions of SBA and USDA loans are generally sold during the quarter of origination on a single loan basis to established brokers. Brokers generally pool the SBA guaranteed portions. USDA loans are individually sold. The guaranteed portions of Ex-Im Bank loans and lines of credit are sold to various parties, including the Private Funding Export Funding Corporation ("PEFCO"). PEFCO is a private corporation established with the support of the United States Treasury and Ex-Im Bank to assist in financing exports of U.S. goods and services by making direct loans to foreign importers of U.S. made goods, and to provide liquidity support for private sector lending utilizing Ex-Im Bank programs. The Company is a 1% shareholder and one of among approximately 50 PEFCO shareholders, with a common stock investment of $987,000 at December 31, 1999.

SBA and USDA regulations permit the Company to sell or participate, respectively, a portion of the unguaranteed amount of loans originated under their respective programs. In accordance with SBA and USDA regulations, the Company is required to retain a 5% interest in the unguaranteed portion of the loan. Current SBA regulations require that the Company hold retained interests in the unguaranteed portion of securitized loans equal to a minimum of 2% of the transaction. Upon the sale of any guaranteed portions, the Company, if holding an unguaranteed portion, shares in the payment stream and collateral on a pari passu basis with all (guaranteed and unguaranteed) investors, beginning with the initial recovery. If the Company is holding an investment in a subordinated interest following a securitization, the application of the cash flows is determined in accordance with the applicable pooling and servicing agreement.

The Capital Markets business unit has developed a list of potential buyers of non-guaranteed mortgage loans, term loans and revolving lines of credit and devotes substantial resources to the identification of these and other buyers. A primary objective in the negotiation and sale of these loans is the Company's retention of sole responsibility for borrower contact. Investors meet with borrowers only in rare circumstances, and generally rely on the Company to prudently service and monitor lending relationships. The Company believes that this is important to maintain client relationships and also reflects investor confidence in its servicing ability and reputation.

Loan Servicing Activities

At December 31, 1999, the total loan portfolio managed by the Company was $1.1 billion as compared to $779.1 million at December 31, 1998.

The Company services substantially all of the loans it originates, whether securitized, sold individually to investors or held in portfolio. Servicing includes collecting payments from borrowers and remitting applicable payments and required reports to any investors; accounting for principal, interest and any real estate taxes or other escrow receipts and payments; contacting delinquent borrowers; supervising foreclosures; and liquidating collateral when required. Other than tasks performed by the assigned lending officers, loan servicing functions are centralized in the Hartford, Connecticut headquarters.

The Company receives servicing fees on loans serviced for others in varying amounts, as determined under the particular terms of the sale. Management believes that servicing most loans originated enhances the Company's relationship with borrowers. This contact allows the Company to continue to offer its loan products to clients who may need additional financing. Further, these servicing arrangements provide an additional and profitable revenue stream that is less cyclical than the business of originating and selling loans themselves.

After a loan is closed, the Loan Servicing business unit reviews the loan files to confirm that loans were originated in accordance with any applicable government guarantee program guidelines and Company policies. Thereafter, the loan officers and the Loan Review business unit conduct periodic reviews of the borrower's financial condition.

DELINQUENCY AND COLLECTION ACTIVITIES

The assigned loan officer retains responsibility for routine collection of loans in his or her portfolio. The Company attempts to collect all loans on a 30-day basis. An officer's initial collection efforts generally begin when an account is 15 days past due. At 20 days past due, a reminder notice is sent to the borrower and the officer again attempts to contact the borrower to determine the reason for the delinquency and if the account will be brought current.

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

If a modification of loan terms or other acceptable workout cannot be achieved within a reasonable time frame, the Company will liquidate the collateral securing the loan. The Company prefers not to take title to real property or equipment unless required to facilitate the collection process. The Company solicits assistance from the principals of the delinquent borrower to effect the liquidation of any property, with title remaining in the borrower's name, thereby avoiding a lengthy foreclosure or repossession process and exposure to the Company regarding environmental or other liability issues. The Company has generally found principals of borrowers to be cooperative in assisting the Company in liquidating collateral efficiently. The Company follows the same general workout procedures for substantially all of the loans serviced.

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

USDA procedures require that the Company file a liquidation plan when it is believed action should be taken on a delinquent loan, which is generally when the loan is 60-90 days delinquent. The USDA has 30 days to review the plan. The Company will then execute the approved plan or work with the USDA to arrive at a mutually acceptable plan. Any loss after liquidation of collateral is allocated pro rata between the guaranteed and unguaranteed portions of the USDA loan. The holder of the guaranteed portion may request that the USDA repurchase the guaranteed portion at any time, or the Company will request repayment on that holder's behalf when liquidation is complete. The USDA does not impose any restrictions on the number of days for which interest will be paid on the guaranteed portions.

The liquidation of delinquent working capital and medium and short term Ex-Im Bank loans is handled in conjunction with Ex-Im Bank. If deemed appropriate, the Company may submit a plan to Ex-Im Bank to approve a workout plan to provide additional time for the borrower to repay the loan. The Company may submit a claim for repurchase at any time between 30 and 120 days after a delinquency occurs, but at no time may such claim be made more than 150 days after the delinquency unless properly extended in the event of a workout plan. Ex-Im Bank will make payment under its guarantee within 30 days after acceptance of the Company's request.

In the event of default on a private sector insured loan, the Company handles the liquidation of the loan during a 150-day waiting period. At the end of the waiting period, subject to certain deductibles being satisfied, the private sector insurance company pays the Company 95% of the principal balance, plus accrued interest and may ask the Company to continue to handle the liquidation of the loan. The Company may also seek approval of a workout plan from the insurance company if deemed appropriate.

The Company retains responsibility for the proper documentation and servicing of all loans serviced for others, and may incur losses related to these loans if it is found to be negligent by a guaranteeing agency, insurer or investor in carrying out these duties.

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

CREDIT RISK MANAGEMENT

The Chief Credit Officer has primary responsibility for credit risk management, ensuring the appropriateness of underwriting criteria and application thereof, the implementation of RISCOPE(sm) (the Company's proprietary commercial credit scoring and risk assessment model), and the independent analyses of loans by the Loan Review business unit.

The Credit Policy Officer, who reports to the Chief Credit Officer, reviews all credit memoranda for compliance with the requirements of government guarantee programs and Company credit policies. If, based on particular facts and circumstances, policy exceptions are proposed by lending officers, the Credit Policy Officer will ensure that all appropriate policy exceptions are documented and approved by the authorized party. The Company's management Asset Quality Committee evaluates the nature and trends of these exceptions monthly. The Chief Credit Officer reports these exceptions to the Board of Directors' Loan Committee quarterly.

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

The assigned lending officer has primary responsibility for risk ratings, and that officer's decisions are periodically reviewed by the Loan Review business unit. Risk ratings are based on the borrower's operating cash flow, industry, product line, earnings, assets, liability, management experience, debt capacity, and prior credit history with the Company.

The Company has developed a proprietary credit scoring and risk analysis model, RISCOPE(sm), used in the initial underwriting, post-closing loan monitoring and on-going rating process by lending officers and the Loan Review business unit. RISCOPE(sm) assists the Company in quantifying the credit risk of commercial clients. The model takes into account quantitative and qualitative factors and is designed to analyze the Company's primary client base: small and medium size industrial companies. Additionally, the model facilitates an efficient completion of the underwriting process and, once loans are originated, helps management identify weaknesses in loans earlier than might otherwise be done if payment default were their only manifestation.

The Loan Review business unit reviews the loan portfolio to evaluate the appropriateness of officer risk ratings and overall trends in the portfolio. Loan Review results are reported to the Loan Committee of the Board quarterly.

COMMUNITY FINANCE

The Company's Community Finance business unit, formerly named "Private Banking," provided funding for the Company by managing its deposit base, which consisted of demand deposits, money market accounts and time certificates of deposits, by targeting the commercial depository accounts of small and medium size industrial companies, as well as the personal accounts of their principals, and by offering a full array of financial products. Subsequent to the sale of the Company's checking, savings and money market accounts in March 1999, the unit solicited retail certificates of deposit. Currently, retail certificates of deposit are solicited by an officer in the Finance business unit.

In November 1999, the efforts of the Community Finance officers were directed to the solicitation of loans to businesses located in the greater Hartford area. As a federally-insured depository, the Bank must comply with the Community Reinvestment Act ("CRA") regulations by offering lending, investment and other financial services to its "assessment area" as determined under the CRA. The Company believes that the lending to be offered by the Community Finance business unit in conjunction with other loans offered by the Hartford-based Commercial lenders will enable it to meet its obligations under the CRA.

COMPETITION

The Company competes for clients with other commercial and savings banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and certain other nonfinancial institutions, many of whom are able to devote far greater resources than the Company to market, underwrite and service loans to the same client base. The Company competes by emphasizing its expertise and knowledge of its clients' businesses, commitment to service, and flexibility in structuring financial transactions. Through the combined utilization of government guaranteed loan programs, the Company is able to provide flexible longer-term financing than would otherwise be available to borrowers.

REGULATION AND SUPERVISION

Financial Services Modernization

On November 12, 1999, President Clinton signed into law The Gramm-Leach-Bliley Act ("Gramm-Leach") which significantly altered banking laws in the United States. Gramm-Leach enables combinations among banks, securities firms and insurance companies beginning

March 11, 2000. As a result of Gramm-Leach, many of the depression-era laws which restricted these affiliations and other activities which may be engaged in by banks and bank holding companies, were repealed. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the CRA.

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

Holding Company Regulation

The Company is registered as a bank holding company and regulated and subject to periodic examination, by the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act ("BHCA").

Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time under the BHCA.

The Company is currently limited to the business of owning, managing or controlling banks and engaging in certain other bank-related activities, including those activities that the FRB determines from time to time to be closely related to banking. The BHCA requires, among other things, the prior approval of the FRB if a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it already owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.

As a bank holding company, the Company is required by the FRB to act as a source of financial strength and to take measures to preserve and protect the Bank. As a result, the Company may be required to inject capital in the Bank if that need arises. The FRB may charge a bank holding company such as the Company with unsafe and unsound practices for failure to commit resources to a subsidiary bank when required.

To be considered regulatory capital, loans from the Company to the Bank must be on terms subordinate in right of payment to deposits and to most other indebtedness of the Bank.

The FRB, FDIC and, in the case of a Connecticut state bank and trust company, the CDB, collectively have extensive enforcement authority over bank holding companies and Connecticut state banks. This enforcement authority, initiated generally for violations of law and unsafe and unsound practices, includes, among other things, the ability to assess civil money penalties, to initiate injunctive actions and to terminate deposit insurance in extreme cases.

INTERSTATE BANKING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act") generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

Connecticut has allowed interstate mergers and acquisitions, the establishment of Connecticut-chartered banks by foreign bank holding companies and interstate de novo branching since 1995, subject to certain reciprocity requirements. Connecticut law also places a minimum permissible age of five years on the target bank and a 30% limit on concentration of deposits in both interstate and intrastate acquisitions. Legislation was enacted in 1996 which expressly permits an out-of-state bank to merge or consolidate with or acquire a branch of another out-of-state bank which has a branch in Connecticut.

REGULATION OF THE BANK

General

As a Connecticut-chartered bank and trust company, the deposits of which are insured by the FDIC, the Bank is subject to regulation and supervision by both the Connecticut Department of

Banking and the FDIC. This regulation and supervision is intended primarily to protect depositors and the FDIC's Bank Insurance Fund, not stockholders.

The Connecticut Department of Banking regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner (the "Commissioner") is required for the establishment of branch offices and business combination transactions. The CDB, through its Bank Examination Division, conducts periodic examinations of the Bank. The FDIC also regulates many of the areas regulated by the Department.

Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Commissioner. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase these holdings to 25% or more of such class.

Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25% of the Bank's equity capital and the allowance for loan losses.

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

In addition, federal bank regulatory authorities have established guidelines for a minimum leverage ratio (Tier 1 capital to average total assets). These guidelines provide for a minimum leverage ratio of 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% minimum by a least 100 to 200 basis points. The risk based capital and leverage ratios of the Bank as of December 31, 1999 and December 31, 1998 are set forth in Note 8 to the Company's Consolidated Financial Statements.

Federal banking agencies must take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Based on the Bank's current regulatory capital position, management believes that the Bank is "well capitalized."

The Bank is generally prohibited from making any capital distribution (including payment of a cash dividend) or paying any management fees to the Company if the Bank would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan acceptable to federal banking agencies. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

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

Federal bank regulatory authorities have recently proposed amendments to current risk based capital regulations that may require the Company to set aside additional risk based capital for loans securitized or sold that meet certain criteria. The Company is currently evaluating the implications of such proposal.

Dividends

The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The FDIC and CDB, in general, also have the power to prohibit the payment of dividends by the Bank which would otherwise be permitted under applicable regulations if the agencies determine that these dividends would constitute an unsafe or unsound practice.

CDB approval is required for the payment of dividends by the Bank in any calendar year if the total of all dividends declared by the Bank in that year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock dividends declared for that period. Moreover, no dividends may be paid by a state bank in excess of its undivided profits account. In addition, the FRB and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay dividends only out of current operating earnings.

There are also statutory limits on other transfers of funds to the Company and any other future non-banking subsidiaries of the Company by the Bank, whether in the form of loans or other extensions of credit, investments or asset purchases. These transfers by the Bank generally are limited in amount to 10% of the Bank's capital and surplus to the Company and any such future subsidiary of the Company, or 20% in the aggregate to the Company and all such subsidiaries. Furthermore, these loans and extensions of credit are required to be fully collateralized in specified amounts depending on the nature of the collateral involved.

Community Reinvestment Act

The Federal and State of Connecticut Community Reinvestment Acts require the FDIC and CDB to evaluate the Bank's performance in helping to meet the credit needs of the community. The Bank defines its CRA marketplace as Hartford County. This definition is not intended to restrict the availability of credit services throughout the Bank's general service area, but represents a special commitment the Bank has made to provide lending and depository services to the community. As a part of the CRA program, the Bank is subject to periodic examinations by the FDIC and CDB and maintains comprehensive records of its CRA activities for this purpose. Following its most recent examination in March 1998 by its former primary regulator, the Comptroller of the Currency, the Bank received a rating of "Satisfactory." The Bank has recently filed a CRA Strategic Plan with the FDIC and CDB. The Plan details the manner and level of performance to be achieved to obtain a satisfactory or an outstanding rating in each of the lending, investment and service categories as specified in the CRA. The Company's CRA Strategic Plan has been approved by the FDIC and is still under consideration by the CDB.

The Bank is specifically interested in making financing available to small and medium size businesses in its defined lending area. The Bank evaluates credit applications without regard to race, color, religion, national origin, gender, marital status or age, and does not discriminate against any loan applicant whose income may come entirely or in part from any public assistance program, or against any applicant who has exercised in good faith any right under the Consumer Protection Act. The Company maintains preferred status with the SBA, USDA and Ex-Im Bank which enables it to provide access to credit products that might otherwise be unavailable.

ITEM 2.  PROPERTIES

The Company leases approximately 50,000 square feet in Hartford, Connecticut to house its headquarters and lending and support staff. The Company maintains leased space for representative offices in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Rochester, New York; Philadelphia and Pittsburgh, Pennsylvania; Washington, D.C.; Detroit, Michigan; St. Louis, Missouri; and Cleveland, Ohio. The Company's leases generally provide for two five-year renewal options and options on additional space. Management believes that its existing facilities are adequate for their present and proposed uses and that suitable facilities will be available on reasonable terms for any additional space required.

ITEM 3.  LEGAL PROCEEDINGS

Because the nature of the business of the Company involves the collection of numerous accounts, the validity of liens and compliance with state and federal laws, the Company is subject to claims and legal actions in the ordinary course of its business. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these claims and actions, the Company believes that the ultimate resolution of these actions is unlikely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1999 to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this item may be found on the inside back cover of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference and is filed as Exhibit 13.1 hereto.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Information required by this item may be found on page 4 of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference and is filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item may be found on pages 5 through 22. of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference and is filed as Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found on pages 19 through 21 of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference and is filed as Exhibit 13.1 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found on pages 23 through 46 of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference and is filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEMS 10 - 13

Information required by these items may be found in the Company's proxy statement for its Annual Meeting of Shareholders, which will be filed by the Company within 120 days of the end of its most recent fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.       The following documents are filed as a part of this report:

         1. Financial Statements set forth on pages 23 through 46 of the 1999 Annual Report to Shareholders which is filed herewith as
                  Exhibit 13.1.

                  (i)      Report of Independent Accountants

                  (ii) Consolidated Balance Sheets as of December 31, 1999 and 1998

                  (iii) Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

                  (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

                  (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

         2.       Financial Schedules:

                  None required.

         3.       Exhibits:

                  Exhibit
                  Number   Description
                  ------   -----------
                  3.1      Amended and Restated Certificate of Incorporation of
                           the Registrant.*

                  3.2      Amended and Restated By-laws of the Registrant.*

                  10.1 Employment Agreement among Registrant, First National Bank of New England and Brett N. Silvers dated April 15, 1994; as amended by Letter Agreement dated July 3, 1997.*

                  10.1.1 Letter dated March 31, 1999, to amend the Employment Agreement among the Registrant, First International Bank, N.A. and Brett N. Silvers.***

                  10.1.2 Letter dated March 15, 2000, to amend the Employment Agreement among the Registrant, First International Bank and Brett N. Silvers.

                  10.1.3 Registration Rights Agreement by and among First International Bancorp, Inc. and Nancy W. Silvers and The Silvers Family Trust, dated March 31, 1999.***

                  10.1.4 Letter Agreement dated October 27, 1999, between Brett N. Silvers and First International Bancorp, Inc. regarding temporary restrictions on the transfer and voting of 200,000 shares sold to Mr. Silvers.

                  10.2 Promissory Note of Brett N. Silvers, payable to the Registrant, dated June 30, 1994, as amended.*

                  10.2.1 Promissory Note of Brett N. Silvers, payable to the Registrant dated March 31, 1999.

                  10.3 Stock Pledge Agreement, dated June 30, 1994, between the Registrant and Brett N. Silvers, as amended.*

                  10.3.1 Stock Pledge Agreement dated March 31, 1999, between the Registrant and Brett N. Silvers.

                  10.4     Amended and Restated 1996 Stock Option Plans.

                  10.5     1994 Incentive Stock Option Plan, as amended.*

                  10.6     401(k) Plan.

                  10.7 Lease between Cambridge One Commercial Plaza, LLC and the Bank dated June 1, 1997.*

                  10.8 First Amendment of Lease between Cambridge One Commercial Plaza, LLC and the Bank dated November 30, 1998.****

                  10.9 Second Amendment of Lease between Cambridge One Commercial Plaza, LLC and the Bank dated as of March 26, 1999.****

                  10.10 Employment Agreement between the Bank and Leslie A. Galbraith dated March 15, 2000.

                  10.11 Employment Agreement between the Bank and Shaun P. Williams dated March 6, 2000.

                  10.12 Revolving Commercial Loan Warehouse and Security Agreement among Prudential Securities Credit Corporation, First National Bank of New England and First International Bancorp, Inc., dated as of December 4, 1998.****

                  10.12.1 First Amendment among Prudential Securities Credit Corporation, First International Bank and First International Bancorp, Inc., dated as of June 30, 1999.

                  10.12.2 Second Amendment among Prudential Securities Credit Corporation, First International Bank and First International Bancorp, Inc., dated as of January 12, 2000.

                  10.13 Amended and Restated Loan Purchase and Servicing Agreement among FNBNE Funding Corp., First International Bank, Variable

                           Funding Capital Corporation, First Union Capital Markets Corp., First Union National Bank and HSBC Bank USA, dated September 24, 1999.

                  10.13.1 Amendment No. 1 to Amended and Restated Purchase and Servicing Agreement among FNBNE Funding Corp., First International Bank, Variable Funding Capital Corporation, First Union Securities, Inc., First Union National Bank and HSBC Bank USA, dated November 23, 1999.

                  10.14 Pooling and Servicing Agreement between Marine Midland Bank and First National Bank of New England, dated as of May 31, 1998.****

                  10.15 Sale and Servicing Agreement between FNBNE Business Loan Trust 1998-A and First National Bank of New England, dated as of December 1, 1998.****

                  10.15.1 Pooling and Servicing Agreement between HSBC Bank USA and First International Bank, National Association for the SBA Loan-Backed Series 1999-1 dated as of May 31, 1999.

                  10.15.2 Sale and Servicing Agreement between FIB Business Loan Trust 1999-A and First International Bank, dated as of September 1, 1999.

                  10.16 Revolving Commercial Loan Warehouse and Security Agreement between Prudential Securities Credit Corporation and FIB Holdings, Inc., dated as of December 1, 1999.

                  10.17 Commercial Loan Sale Agreement between First International Bank and FIB Holdings, Inc., dated as of December 1, 1999.

                  10.18 Guaranty from First International Bancorp, Inc. in favor of Prudential Securities Credit Corporation, dated as of December 1, 1999.

                  10.19 Sale and Servicing Agreement between FIB Funding Trust and First International Bank dated as of October 1, 1999

                  10.20 Note Purchase Agreement among FIB Funding Trust, First International Bank, Variable Funding Capital Corporation, First Union Securities, Inc. and First Union National Bank dated as of October 1, 1999

                  10.21 Guaranty from First International Bank in favor of First Union Securities, Inc. dated as of October 1, 1999

                  13.1     1999 Annual Report to Shareholders.

                  21.1     Subsidiaries of Registrant.

                  23.1     Consent of PricewaterhouseCoopers LLP.

                  27.1 Financial Data Schedule for the Year Ended December 31, 1999.

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

                  *** Denotes an exhibit which has previously been filed as an exhibit to the Company's Report on Form 10-Q, Commission File No. 0-22861.

                  **** Denotes an exhibit which has previously been filed as an exhibit to the Company's Report on Form 10-K, Commission File No. 0-22861.

B.       Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2000
                                            First International Bancorp, Inc.

                                            By:/s/ Brett N. Silvers
                                               -----------------------
                                                 Brett N. Silvers
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                   Title                              Date
         ---------                                   -----                              ----
/s/ Brett N. Silvers                            Director and                        March 29, 2000
---------------------------------               Chief Executive Officer
Brett N. Silvers

/s/ Michael R. Carter                           Director                           March 29, 2000
---------------------------------
Michael R. Carter

/s/ Arnold L. Chase                             Director                           March 29, 2000
---------------------------------
Arnold L. Chase

/s/ Cheryl A. Chase                             Director                           March 29, 2000
---------------------------------
Cheryl A. Chase

/s/ Frank P. Longobardi                         Director                           March 29, 2000
---------------------------------
Frank P. Longobardi

/s/ Leslie A. Galbraith                         Executive Vice President           March 29, 2000
---------------------------------               and Secretary
Leslie A. Galbraith


/s/ Shaun P. Williams                           Executive Vice President, Chief    March 29, 2000
---------------------------------               Financial Officer and Treasurer
Shaun P. Williams
