Form 10-Q
period 2000-03-31
FIRST INTERNATIONAL BANCORP INC
filed 2000-05-15
CIK 1040339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended     MARCH 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to

                         COMMISSION FILE NUMBER 0-22861

                        FIRST INTERNATIONAL BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                     06-1151731
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

280 TRUMBULL STREET, HARTFORD, CT                            06103
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code           860-727-0700

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, issued and outstanding on April 30, 2000 was 8,264,318.

                                      INDEX

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY


PART I.                 FINANCIAL INFORMATION                                                               PAGE
-------                 ---------------------                                                               ----
Item 1.                 Financial Statements (unaudited)

                        Condensed Consolidated Balance Sheets
                        March 31, 2000 and December 31, 1999                                                  3

                        Condensed Consolidated Statements of Income
                        Three Months Ended March 31, 2000 and 1999                                            4

                        Condensed Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 2000 and 1999                                            5

                        Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                                              6

Item 2.                 Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                         8

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk                            24

PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                     25

Item 2.                 Changes in Securities                                                                 25

Item 3.                 Defaults upon Senior Securities                                                       25

Item 4.                 Submission of Matters to a Vote of Security Holders                                   25

Item 5.                 Other Information                                                                     25

Item 6.                 Exhibits and Reports on Form 8-K                                                      25-26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                    March 31        December 31,
                                                     2000               1999
                                                     ----               ----
                                                  (unaudited)
Cash and cash equivalents ...............          $ 42,379          $ 48,757
Investment securities ...................            38,604            32,785
Loans, net ..............................           135,841           141,435
Premises and equipment, net .............             4,320             4,326
Receivable from loans sold ..............            35,782            50,980
Investment in unconsolidated subsidiaries            18,206            15,277
Servicing assets ........................            25,958            24,404
Prepaid expenses and other assets .......            12,152            10,080
                                                   --------          --------
     Total assets .......................          $313,242          $328,044
                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31,         December 31,
                                                                ---------         ------------
                                                                  2000                1999
                                                                  ----                ----
                                                               (unaudited)
Deposits .............................................          $ 249,932           $ 266,300
Other liabilities ....................................              6,372               6,757
                                                                ---------           ---------
     Total liabilities ...............................            256,304             273,057
                                                                ---------           ---------
Stockholders' equity:
Preferred stock ($0.10 par value; 2,000,000 shares
  authorized; no shares issued and outstanding) ......                 --                  --

Common stock ($0.10 par value; 12,000,000 shares
  authorized; shares issued and outstanding: 8,264,318
  and 8,259,818) .....................................                826                 826
Paid-in capital in excess of par value, net ..........             34,796              34,788
Stockholder note receivable ..........................             (1,980)             (1,980)
Accumulated other comprehensive income ...............                144                  94
Retained earnings ....................................             23,152              21,259
                                                                ---------           ---------
      Total stockholders' equity .....................             56,938              54,987
                                                                ---------           ---------
      Total liabilities and stockholders' equity .....          $ 313,242           $ 328,044
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


                                                         Three Month Period Ended
                                                                March 31,
                                                         ------------------------
                                                           2000             1999
                                                           ----             ----
INTEREST INCOME:
      Loans, including net fees ...............          $ 4,512          $ 2,789
      Investment securities ...................              770              661
      Federal funds sold ......................              593              686
                                                         -------          -------
          Total interest income ..............             5,875            4,136

INTEREST EXPENSE:
      Deposits ................................            3,563            2,359
      Other ...................................              128              223
                                                         -------          -------
          Total interest expense ..............            3,691            2,582
                                                         -------          -------
      Net interest income .....................            2,184            1,554
PROVISION FOR POSSIBLE LOAN LOSSES ............              558            1,539
                                                         -------          -------
      Net interest income after
          provision for possible loan losses               1,626               15

NON-INTEREST INCOME:
      Gain on sale of:
          Guaranteed and insured loans ........            2,584            2,787
          Other loans .........................              217               34
          Loan-backed securitizations .........            2,209              147
          Loans to commercial paper conduits ..               11               82
                                                         -------          -------
                Total gains on loan sales   ...            5,021            3,050

      Loan servicing income and fees ..........            1,923            1,055
      Service charges and other deposit fees ..               --               68
      Income from unconsolidated subsidiaries .              352               55
      Gain on sale of branch...................               --            8,915
      Other income.............................               36               17
                                                         -------          -------
          Total non-interest income ...........            7,332           13,160
                                                         -------          -------
      Total operating income...................            8,958           13,175

NON-INTEREST EXPENSE:
      Salaries and benefits....................            3,702            6,667
      Occupancy................................              486              455
      Office expenses .........................              222              210
      Marketing................................              391              486
      Furniture and equipment .................              334              294
      Outside services.........................              376              318
      Other ...................................              161              922
                                                         -------          -------
          Total non-interest expense...........            5,672            9,352
                                                         -------          -------
      Income before income taxes ..............            3,286            3,823
PROVISION FOR INCOME TAXES ....................            1,144            1,606
                                                         =======          =======
          NET INCOME...........................          $ 2,142          $ 2,217
                                                         =======          =======

BASIC EARNINGS PER COMMON SHARE ...............          $  0.26          $  0.28
                                                         =======          =======

DILUTED EARNINGS PER COMMON SHARE .............          $  0.26          $  0.27
                                                         =======          =======


See accompanying notes to unaudited condensed consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      --------------------------
                                                                                        2000               1999
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash provided by (used in) operating activities ...........          $ 10,012           ($ 2,414)
                                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net decrease in loans .........................................             5,594              5,669
             Increase in investment in unconsolidated subsidiaries .........               (25)                --
             Purchase of investment securities available for sale ..........            (9,194)            (2,674)
             Purchase of equity securities  available for sale .............                --               (177)
             Proceeds from sales of investment securities available for sale             4,068                 --
             Proceeds from maturities and principal repayments of investment
                  securities available for sale ............................               108                793
             Proceeds from maturities and principal repayments of investment
                  securities held to maturity ..............................                --                237
             Proceeds from sale of other real estate owned .................                --                 82
             Capital expenditures, net .....................................              (306)              (173)
             Proceeds from sale of branch premises .........................                --                185
                                                                                      --------           --------

                   Net cash provided by investing activities ...............               245              3,942
                                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net increase (decrease) in deposits ...........................           (16,368)             2,877
             Net increase (decrease) in other borrowings ...................                --               (717)
             Proceeds from issuance of common stock ........................                 8              2,017
             Principal payment on stockholder note receivable ..............                --                941
             Principal advance on stockholder note receivable ..............                --             (1,980)
             Dividends paid ................................................              (275)              (239)
                                                                                      --------           --------

                   Net cash provided by (used in) financing activities .....           (16,635)             2,899
                                                                                      --------           --------

Net increase (decrease) in cash and cash equivalents .......................            (6,378)             4,427
Cash and cash equivalents at beginning of period ...........................            48,757             58,335
                                                                                      --------           --------

Cash and cash equivalents at end of period .................................          $ 42,379           $ 62,762
                                                                                      ========           ========


     See accompanying notes to unaudited consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

General
The consolidated financial statements include the accounts of First International Bancorp, Inc. (the "Company") and the accounts of its wholly-owned subsidiary, First International Bank (the "Bank"), formerly known as First National Bank of New England, and the other Bank consolidated subsidiaries described below. The Bank converted from a national bank to a Connecticut state chartered bank and trust company in July 1999. The Bank has established six special purpose wholly-owned subsidiaries to facilitate loan securitizations and sales to commercial paper conduits and other facilities. Three of these subsidiaries are not consolidated but are accounted for under the equity method of accounting. Accordingly, the Company's share of the earnings of these affiliates is included in net income. The Bank has also established a wholly-owned subsidiary, First International Capital Corp. of New Jersey, through which all loan solicitation activities to borrowers located in New Jersey are conducted. Further, the Bank conducts business under the trade name First International Capital in certain jurisdictions. Intercompany accounts and transactions relating to the consolidated subsidiaries have been eliminated in consolidation.

The Company operates from its headquarters in Hartford, Connecticut and representative offices, which are responsible for marketing and regional loan origination efforts, in Boston, Massachusetts; Cleveland, Ohio; Detroit, Michigan; Miami, Florida; Morristown, New Jersey; Philadelphia and Pittsburgh, Pennsylvania; Providence, Rhode Island; Rochester, New York; Springfield, Massachusetts; St. Louis, Missouri; and Washington, D.C. The Company also has contractual international representatives in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, North Africa, the Philippines, Poland, South Africa, Turkey and West Africa.

In March and April 2000, the Company established contractual alliances with business-to-business electronic marketplaces serving seven different global industrial sectors: e-STEEL.com (steel), MachineTools.com (industrial equipment), Textrade.com (textiles), RailNet-USA.com (railroads), Enermetrix.com (electricity and natural gas), Plasticscommerce.com (plastics) and ChemIndustry.com (chemicals). These and other alliances currently under discussion are aimed at increasing volume of quality loans to the Company's established niche of small industrial companies worldwide. Under the alliance agreements, the Company will seek to finance the settlement of transactions between businesses buying and selling products and services in industrial e-commerce marketplaces, as well as to meet many of their other credit needs.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the entire fiscal year or any interim period. This unaudited interim financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is filed with the Securities and Exchange Commission.

Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These reclassifications had no impact on net income.

Comprehensive Income
The Company's "comprehensive income," defined as the change in the equity of a business enterprise during a period from nonowner sources, is comprised only of changes in the valuation allowance for the investment portfolio. The impact of the change in the market value of the "available for sale" investment portfolio for the three month periods ended March 31, 2000 and 1999, totaled $50,000 and $32,000 after income taxes, respectively.


2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and amendment of FASB Statement No. 133," and is effective for the Company's financial statements issued after December 31, 2000. These statements establish accounting and reporting standards for derivative instruments and for hedging activities, and require that all derivatives be recognized as either assets or liabilities in the entity's balance sheet and be measured at fair value. Changes in the fair value of the derivative instruments are to be recognized depending on the intended use of the derivative and whether or not it has been designated as a hedge. The future implementation is not expected to have a significant impact upon the Company's financial position, results of operations or cash flows.


3. DIVIDEND PAYMENTS

The Company paid cash dividends in the amount of $0.03 per share on February 11, 2000. On May 2, 2000, the Company declared a dividend of $0.03 per share payable on May 19, 2000 to shareholders of record as of the close of business on May 12, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in any forward-looking statements made by or, on behalf of, the Company. In addition to the risks and uncertainties of ordinary business operations, the following include some other, but not all, of the factors or uncertainties that could cause actual results to differ from projections: (i) the continuation in their present form of the government guarantee loan programs of the U. S. Small Business Administration ("SBA"), the
U. S. Department of Agriculture ("USDA") and the Export-Import Bank of the United States ("Ex-Im Bank") upon which a significant portion of the Company's business depends, (ii) the Company's ability to continue its recent growth by relying on non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations, (iii) a disruption in the U.S. capital markets which may delay or prevent the Company from receiving funding under its warehouse lines of credit or completing loan sales or securitizations, and (iv) the Company's ability to accurately estimate loan losses and realize the recorded values of retained interests associated with securitization assets. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which is filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


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

GENERAL

The Company's earnings have been historically derived from (i) the origination, sale and securitization of government guaranteed and other commercial loans,
(ii) net interest income,
which is the difference between interest earned on interest-earning assets (principally loans) and interest-bearing liabilities (principally deposits), and
(iii) fee income on loans serviced for others. On March 26, 1999, the Company sold its last retail branch and its checking and savings accounts. The Company retained its certificates of deposit and continues to issue retail and brokered certificates of deposit. The Company also expects to continue to obtain funding for its operations from warehouse lines of credit, the sale of loans on a loan-by-loan basis, private placement securitizations and from the sale of loans to commercial paper conduits and other sales facilities.


LOAN ORIGINATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999:

                                       FOR THE THREE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                             MARCH 31, 2000                  MARCH 31, 1999
                                             --------------                  --------------
                                                     (DOLLARS IN THOUSANDS, UNAUDITED)
                                        PRINCIPAL                        PRINCIPAL
                                        BALANCE        PERCENTAGE        BALANCE       PERCENTAGE
                                        -------        ----------        -------       ----------
LENDING AND SERVICING ACTIVITY:
Loan Originations:
     SBA & USDA ...............        $ 35,736              35%        $ 38,467              41%
     Other commercial..........          23,090              23%          27,424              30%
                                       --------        --------         --------        --------
          Domestic ............          58,826              57%          65,891              71%

     Exim .....................          30,999              30%          20,574              22%
     Other international ......          12,701              12%           6,352               7%
                                       --------        --------         --------        --------
          International .......          43,700              43%          26,926              29%

                                       ========        ========         ========        ========
          Total Originations ..        $102,526             100%        $ 92,817             100%
                                       ========        ========         ========        ========

Commercial loan originations increased 11% or $9.7 million to $102.5 million for the quarter ended March 31, 2000 from the $92.8 million in the quarter ended March 31, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999:


                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------------
                                                               2000             1999          % CHANGE
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income                                           $2,184           $1,554             41%
Provision for loan losses                                        558            1,539            (64%)
                                                              ------           ------          -----
     Net interest income after provision                       1,626               15          10740%
Gain on loan sales                                             5,021            3,050             65%
Other non-interest income                                      2,311            1,195             93%
Gain on sale of branch                                            --            8,915           (100%)
Non-interest expense                                           5,672            9,352            (39%)
                                                              ------           ------          -----
     Income before income taxes                                3,286            3,823            (14%)
Income taxes                                                   1,144            1,606            (29%)
                                                              ------           ------          -----
          Net income                                          $2,142           $2,217             (3%)
                                                              ======           ======          =====
        Basic earnings per share                               $0.26            $0.28
                                                              ======           ======
        Diluted earnings per share                             $0.26            $0.27
                                                              ======           ======
        Weighted average shares - basic                        8,261            7,957
                                                              ======           ======
        Weighted average shares - diluted                      8,384            8,215
                                                              ======           ======


NET INCOME. Net income decreased 3.3% or $75,000 for the three-month period ended March 31, 2000 when compared to the three-month period ended March 31, 1999. A gain of $8.9 million was reflected in the quarter ended March 31, 1999 on the sale of the Company's last retail branch and its checking, savings and money market deposit accounts. For the quarter ended March 31, 2000, the Company had increases in interest income of $630,000, a $2.0 million increase in gains from loans sold and securitized, an increase in loan servicing income and fees of $868,000 The Company reported a net reduction in non-interest expense of $3.7 million for the quarter ended March 31, 2000 as compared to the prior year due to the elimination of various one-time expenses incurred in the quarter ended March 31, 1999, principally in the area of officer bonuses as explained below. Increases in gain on loan sales resulted primarily from the $35 million securitization of the unguaranteed portion of SBA loans completed in March 2000. The increase in non-interest income, primarily loan servicing income, resulted from the increased balance of loans managed for others and is also due to actual prepayments on such loans being less than originally assumed.

Diluted earnings per share decreased 3.7% or $.01 to $.26 per share for the three-month period ended March 31, 2000 from $.27 for the three-month period ended March 31, 1999.

NET INTEREST INCOME. Net interest income increased $631,000 or 41% to $2.2 million for the three-month period ended March 31, 2000 compared to the $1.5 million for the same period ended March 31, 1999. Average earning assets increased 8% or $19.3 million while average interest-bearing liabilities increased 24% or $47.6 million. The increase in interest-bearing liabilities reflects the shift in funding sources to brokered certificates of deposit and short term warehouse borrowings used to fund operations and the loss of $32.8 million in average outstanding non-interest bearing demand accounts as compared to the prior year quarter following the branch sale.

The net interest spread improved for the three-month period ended March 31, 2000 by 109 basis points over the period ended March 31, 1999. The increase is primarily attributable to the 275 basis point improvement in the yield on commercial loans. Five prime rate increases, totaling 125 basis points, which occurred in July, August and November 1999 and February and March 2000, along with a lower average balance of lower-yielding privately insured loans in the Company's on-balance sheet loan portfolio, have contributed to this improvement. Further, interest income for the quarter ended March 31, 1999 includes a charge of $210,000 related to the recoverability of accrued interest and deferred costs. Increased funding costs associated with the replacement of the Bank's core deposits with brokered certificates of deposit and warehouse borrowings contributed to an 82 basis points increase in the cost of funds.

AVERAGE BALANCES, INTEREST, YIELDS AND RATES

                                                          FOR THE THREE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                                 MARCH 31, 2000                       MARCH 31, 1999
                                                                 --------------                       --------------
                                                                   INTEREST    AVERAGE                  INTEREST    AVERAGE
                                                      AVERAGE       EARNED/    YIELD/      AVERAGE       EARNED/    YIELD/
                                                      BALANCE        PAID       RATE       BALANCE        PAID       RATE
                                                      -------        ----       ----       -------        ----       ----
                                                                                                (DOLLARS IN THOUSANDS)
ASSETS:
     Loans (1):
         Commercial ............................     $179,099     $  4,446      9.93%     $151,421     $  2,719      7.18%
         Residential ...........................        1,813           51     11.25%        2,960           55      7.43%
         Other consumer ........................          617           15      9.89%          693           15      8.78%
                                                     --------     --------     -----      --------     --------     -----
     Total loans ...............................      181,529        4,512      9.94%      155,074        2,789      7.19%
     Investment securities .....................       52,100          968      7.43%       28,155          661      9.39%
     Federal funds sold ........................       27,986          395      5.74%       59,048          686      4.71%
                                                     --------     --------     -----      --------     --------     -----
     Total investment securities and funds sold        80,086        1,363      6.84%       87,203        1,347      6.22%
                                                     --------     --------     -----      --------     --------     -----
     Total earning assets ......................      261,615        5,875      8.98%      242,277        4,136      6.83%
     Total non-earning assets ..................       56,980                               39,028
                                                     --------                             --------
     Total assets ..............................     $318,595                             $281,305
                                                     ========                             ========

Liabilities:
     Deposits:
         Interest bearing demand deposits ......     $  2,465     $      7      1.15%     $  7,924     $     46      2.35%
         Premier money market ..................            0            0      0.00%      101,337        1,202      4.81%
         Other savings .........................            0            0      0.00%       10,372          101      3.95%
         Retail and IRA certificates of deposit        35,179          461      5.33%       25,138          335      5.40%
         Brokered certificates of deposit ......      206,024        3,095      6.11%       51,000          675      5.37%
                                                     --------     --------     -----      --------     --------     -----
     Total deposits ............................      243,668        3,563      5.95%      195,771        2,359      4.89%
     Warehouse borrowings ......................            0          127      0.00%            0          218      0.00%
     Other borrowings ..........................           72            1      5.65%          419            5      4.84%
                                                     --------     --------     -----      --------     --------     -----
     Total interest bearing liabilities ........      243,740        3,691      6.16%      196,190        2,582      5.34%
                                                     --------     --------     -----      --------     --------     -----
     Non-interest bearing liabilities:
         Demand deposits .......................        9,870                               32,776
         Other liabilities .....................       11,310                                3,913
     Total non-interest bearing liabilities ....       21,180                               36,689
     Stockholders' equity ......................       53,675                               48,426
                                                     --------                             --------
     Total liabilities and stockholders' equity      $318,595                             $281,305
                                                     ========                             ========
     Net interest income/net interest spread ...                  $  2,184      2.82%                  $  1,554      1.49%
                                                                               =====      ========     ========     =====
     Net interest margin .......................                                3.25%                                2.51%

                                                                 2000 Compared
                                                                  to 1999
                                                                  Changes Due to
                                                                  (2):
                                                                  -------------------
                                                       Volume         Rate          Total
                                                       ------         ----          -----
Assets:
     Loans (1):
         Commercial ............................      $    686      $  1,040      $  1,726
         Residential ...........................           (32)           28            (4)
         Other consumer ........................            (2)            2             0
                                                      --------      --------      --------
     Total loans ...............................           652         1,070         1,722
     Investment securities .....................           445          (138)          307
     Federal funds sold ........................          (443)          151          (292)
                                                      --------      --------      --------
     Total investment securities and funds sold              2            13            15
                                                      --------      --------      --------
     Total earning assets ......................           654         1,083         1,737
     Total non-earning assets ..................
     Total assets ..............................

Liabilities:
     Deposits:
         Interest bearing demand deposits ......      ($    16)     ($    24)     ($    40)
         Premier money market ..................        (1,202)            0        (1,202)
         Other savings .........................          (101)            0          (101)
         Retail and IRA certificates of deposit            133            (5)          128
         Brokered certificates of deposit ......         2,355            94         2,449
                                                      --------      --------      --------
     Total deposits ............................         1,169            65         1,234
     Warehouse borrowings ......................             0             0             0
     Other borrowings ..........................            (5)            1            (4)
                                                      --------      --------      --------
     Total interest bearing liabilities ........         1,164            66         1,230
                                                      --------      --------      --------
     Non-interest bearing liabilities:
         Demand deposits .......................
         Other liabilities .....................
     Total non-interest bearing liabilities ....
     Stockholders' equity ......................
     Total liabilities and stockholders' equity

     Net interest income/net interest spread ...      ($   510)     $  1,017      $    507
                                                      ========      ========      ========
     Net interest margin .......................


(1) For purposes of these computations, non-accruing loans are included in the average balance.

(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the

INTEREST INCOME. Interest income increased 42% or $1.7 million to $5.9 million for the three-month period ended March 31, 2000 from $4.1 million for the three-month period ended March 31, 1999. The yield on earning assets increased 191 basis points due to the prime rate increases and shift in portfolio composition as noted above. The average balance of loans increased by 17% or $26.5 million to $181.5 million from $155.1 million year over year as the Company has moderately increased its on balance sheet loan portfolio over the course of 1999 and through the first quarter of 2000. The yield on investment securities and federal funds sold increased by 62 basis points due to the increased market rates, offset by lower yielding investment securities including investments related to securitized assets which earned a lower yield for the quarter.

Commercial loan originations increased 11% or $9.7 million to $102.5 million for the quarter ended March 31, 2000 from the $92.8 million in the quarter ended March 31, 1999.

INTEREST EXPENSE. Interest expense increased 42% or $1.1 million to $3.7 million for the three-month period ended March 31, 2000 from $2.6 million for the three-month period ended March 31, 1999 as the average balance of interest bearing liabilities increased 24% or $47.6 million. The increase in the expense reflects the change in funding sources following the sale of the Company's checking, savings and money market deposit accounts in March 1999 which, along with an increase in the rate environment, resulted in a 106 basis point increase in the cost of deposits. The Company's funding needs increased due to greater loan activity and growth in the loan-related assets held on balance sheet.

The average balance of brokered certificates of deposit increased by $155.0 million for the quarter ended March 31, 2000 over the prior year as the Company has shifted to this source of funds for its core funding needs and supplements on balance sheet funding requirements with warehouse line borrowings. Additionally, interest expense included $127,000 of loan fee amortization expense related to a $75 million warehouse line of credit which is available to fund qualifying commercial term loans.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses of $558,000 for the quarter ended March 31, 2000 reflected a significant decrease of $1.0 million less than the provision required for the quarter ended March 31, 1999. The lower provision reflects improved performance in the credit quality of the portfolio. The Allowance for Loan Losses of $4.6 remains flat from December 31, 1999. See "Allowance for Loan Losses" for further discussion.

NON-INTEREST INCOME.  Non-interest income is comprised of the following items:

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                           ----------------------------------
NON-INTEREST INCOME:                                                                         2000         1999       % CHANGE
                                                                                           -------      -------      --------
                                                                                           (DOLLARS IN THOUSANDS)
Gain on loan sales:
  SBA sales .........................................................................      $ 1,031      $ 1,414          (27%)
  USDA sales ........................................................................          671          967          (31)
  Ex-Im working capital sales .......................................................          123           85           45
  Ex-Im term sales ..................................................................          759          321          136
                                                                                           -------      -------      -------
       Gain on guaranteed loan sales ................................................        2,584        2,787           (7)

  Other loan sales ..................................................................          217           34          538
  Loan backed securitizations .......................................................        2,209          147        1,403
  Loans to commercial paper conduits ................................................           11           82          (87)
                                                                                           -------      -------      -------
       Total gain on loan sales .....................................................        5,021        3,050           65

Loan servicing income and fees ......................................................        1,923        1,055           82
Service charges and other deposit fees ..............................................         --             68         (100)
Income from unconsolidated subsidiaries .............................................          352           55          540
Gain on sale of branch ..............................................................         --          8,915         (100)
Other income ........................................................................           36           17          112
                                                                                           -------      -------      -------

Total non-interest income ...........................................................      $ 7,332      $13,160          (44%)
                                                                                           =======      =======      =======


The 44% or $5.8 million decrease in non-interest income for the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999 reflects the first quarter 1999 gain of $8.9 million recognized on the sale of the Company's last branch facility and the related $151 million of checking, savings and money market deposit accounts. The Company sold the branch as part of its overall shift in focus to core commercial lending operations and the development of its strategic plan for further commercial lending growth nationally and internationally. The Company is cognizant that its funding costs are higher than without core deposits, but believes that the costs can be offset by utilizing more efficient funding sources without the associated cost of a branch operation. This reduction in non-recurring income for the quarter ended March 31, 2000 was offset in part by an increase of $2.0 million or 65% in gain on loan sales, primarily due to securitization of unguaranteed SBA loans in March 2000, and also by an increase of $868,000 or 82% in servicing income from loans managed for others.

The average gain on SBA loan sales (measured as gain compared to SBA guaranteed portion of loan sold) for the quarter ended March 31, 2000 decreased by 174 basis points to 555 basis points from 729 basis points for the same period in 1999. The decrease is reflective of market pricing deterioration observed during the second and third quarters of 1999 which the Company believes to be a result of accelerated prepayment assumptions utilized in the marketplace and liquidity pressures in the capital markets. The market did improve in the first quarter of 2000 over the late 1999 levels, but did not recover to the levels achieved prior to June 1999. The Company's prepayment and default experience on its SBA and USDA guaranteed loans, as well as its experience on the securitized pools, continues to be favorable compared to the rates assumed in the original calculations at the time of sale. The actual performance of each portfolio is monitored quarterly.

The relative gain on sale of USDA loans decreased to 1,141 basis points for the period ended March 31, 2000 compared to 1,240 basis points for the period ended March 31, 1999, due primarily to the rates and term on the loans sold.

The return on Ex-Im Bank medium term loan sales decreased moderately to 308 basis points for the three-month period ended March 31, 2000 from 347 basis points for the same period of 1999 due to the term and prepayment assumptions on the loans. Gains from these loan sales increased 117% or $476,000. The Company has focused on increasing international originations under the Ex-Im Bank programs and increased the volume 51% or $10.4 million over the prior year's quarter. Originations of privately insured loans were $12.4 million for the quarter ended March 31, 2000, an increase of $6.3 million from the quarter ended March 31, 1999.

During the quarter ended March 31, 2000, the Company recognized a gain of $217,000 on individual loans sold to investors.

In March 2000, the Company completed a $35.8 million securitization of commercial term loans which included a $10 million pre-funding amount and resulted in a gain of $1.8 million.

The securities issued were as follows:

                                                           RATINGS
         AMOUNT            TYPE             MOODY'S INVESTOR SERVICE/DUFF & PHELPS
         $32.3 million     Senior           Aaa/AAA
         $2.8 million      Subordinate      A2/A
         $750,000          Subordinate      unrated

The Company retained the $750,000 security in its investment portfolio as required by the SBA. In connection with this transaction, the Company recorded an interest-only strip totaling $2.1 million which represents the net present value of estimated cash flows due to the Company as servicer, after providing for estimated losses and prepayments on the underlying loans. The Company has utilized the following assumptions to calculate its retained interest for the securitization: prepayment of 8%, aggregate expected credit losses of 6.98% and discount rate of 10.47.

LOAN SERVICING INCOME AND FEES                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31
                                          -----------------------------------------
                                             2000            1999          % CHANGE
                                             ----            ----          --------
                                           (DOLLARS IN THOUSANDS)
Loan Servicing Income:
  SBA guaranteed loans .............      $     632       $     572              10%
  USDA guaranteed loans ............            386             193             100
  Ex-Im working capital loans ......             75              51              47
  Ex-Im medium term loans ..........            156              56             179
  Loan securitizations .............            211              32             559
  Other loans ......................            138              46             200
                                          ---------       ---------       ---------
        Loan servicing income ......          1,598             950              68
Servicing asset reduction - Ex-Im ..           (163)           (238)            (32)
                                          ---------       ---------       ---------
        Net loan servicing income ..          1,435             712             102
Other fees .........................            488             343              42
                                          ---------       ---------       ---------
Total loan servicing income and fees      $   1,923       $   1,055              82%
                                          =========       =========       =========
Loans Managed for Others

Average balance ....................      $ 946,922       $ 668,199              42%
                                          =========       =========       =========
Ending balance .....................      $ 967,093       $ 685,201              41%
                                          =========       =========       =========

Loan servicing income is comprised of the servicing fees received on loans sold on a servicing-retained basis, net of amortization of the servicing asset. The amount of the servicing fee varies in accordance with the terms of the loan sale and as actual results are different from those assumed at the time of the sale of the loans. The Company has generally continued to experience more favorable actual performance on its sold loans which give rise to positive variance over initial assumed income.

The 82% increase in loan servicing income and fees reflects the 42% or $278.7 million increase in the average balance of loans serviced for others to $946.9 million as of March 31, 2000. The Company continues to benefit from the favorable prepayment performance of the loans originated relative to original prepayment assumptions. Accordingly, servicing cash flows and servicing income net of amoritization are higher than anticipated. The continuation of such performance cannot be projected to future periods.

During the quarter ended March 31, 2000, the Company recognized an impairment of $163,000 equal to the carrying value of the servicing asset related to one Ex-Im Bank medium term loan to a company located in the Dominican Republic. Ex-Im Bank has paid a claim in full to the investor under the Ex-Im Bank guarantee. A reduction in the Ex-Im servicing asset of $238,000 was recognized in March 31, 1999 related to certain loans made to borrowers in Brazil, a country which experienced macro economic pressures in 1999. For the year ended December 31, 1999, a total reduction of $265,000 was recognized on the Ex-Im servicing asset. Management does assume a certain level of prepayments in recognizing the asset and continues to monitor the actual and projected defaults and prepayments, which could result in a reduction of the remaining life of the servicing asset for other loans and which would warrant a further write down of the asset if such impairment is expected.

Other loan fee income of $488,000 for the period ended March 31, 2000 is comprised of $289,000 of letter of credit fees which increased $96,000 over the prior year's quarter, $128,000 of late fees collected and $71,000 in other fees.


NON-INTEREST EXPENSE.  Non-interest expense is comprised of the following items:

                                            FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                          --------------------------------
                                            2000        1999      % CHANGE
                                            ----        ----      --------
NON-INTEREST EXPENSE:                    (DOLLARS IN THOUSANDS)
Salaries and benefits ..............      $3,702      $6,667         (44%)
Occupancy ..........................         486         455           7
Office expenses ....................         222         210           6
Marketing expenses .................         391         486         (20)
Furniture and equipment ............         334         294          14
Outside services ...................         376         318          18
Loan collection ....................          47          71         (34)
Other ..............................         114         851         (87)
                                          ------      ------      ------
          Total non-interest expense      $5,672      $9,352         (39%)
                                          ======      ======      ======

The 39% or $3.7 million decrease in non-interest expense for the three-month period ended March 31, 2000 as compared to the same period ended March 31, 1999 is primarily attributable to a net $3.0 million reduction in salaries and benefits. In the quarter ended March 31, 1999, in connection with the re-negotiation of the employment agreement between the Company and its Chairman and Chief Executive Officer, a $1.7 million bonus was paid in March 1999 to enable the Chief Executive Officer to retire the $980,000 note receivable held by the Company and to pay the income taxes associated with the bonus. The note receivable was provided in 1994 to finance the Chief Executive Officer's purchase of 614,000 shares of common stock. Additionally, in March 1999, as compensation for the sale of the Company's last retail branch and deposits, seven members of senior management received cash bonuses totaling $940,000.

The average number of full time equivalent employees for the three-month period ended March 31, 2000 2000 was 201 compared to 182 at the end of March 31, 1999. The expense for the quarter ended March 31, 2000 reflects the opening of a representative office in St. Louis and is net of five bank personnel who were hired by the institution which purchased the branch in March of 1999. Growth in the domestic representative offices and the addition of staff to the credit administration, loan servicing and information technology areas resulted in the head count increase. For the three-month period ended March 31, 2000, benefit expense including the Company's portion of 401K contributions increased 25% or $74,000 when compared to the same period in 1999.

The 7% or $31,000 increase in occupancy expense primarily reflects the addition of the St. Louis office in April 1999. The increase of 6% or $12,000 in office expenses and 14% or $40,000 in furniture and equipment reflects the increase in personnel and the St. Louis office opening.

The 20% or $95,000 decrease in marketing expense primarily reflects $30,000 of advertising expense related to a retail certificate of deposit campaign undertaken in the quarter ended March 1999, prior to the sale of the branch and the effects of the Company's cost containment efforts. Included in marketing expense is $120,000 of domestic and international travel expenses and $107,000 of master agent expenses reflecting a continuing and increased presence throughout the United States and international markets.

The 18% or $58,000 increase in outside service expense reflects increases in legal fees associated with various regulatory matters and with the establishment of agent relationships and/or representative office status in several of the Company's international markets, as well as documentation of seven contractual alliances with business-to-business electronic marketplaces. Outside service expense also includes expenses incurred in the use of outside contractors to prepare files for the securitization and sale of loans.

INCOME TAXES. The Company's effective tax rate decreased to 39.0% for the three-month period ended March 31, 2000 from 42.6% for the three-month period ended March 31, 1999 due to the non-deductibility of the portion of the Chief Executive Officer's compensation over $1 million for the quarter ended March 31, 1999. Income from unconsolidated subsidiaries is reported net of income taxes, which are also provided for at 39.0% for the quarter ended March 31, 2000.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION TO MARCH 31, 2000 FROM DECEMBER 31, 1999

GENERAL. Total assets decreased 4% or $14.8 million from December 31, 1999 to March 31, 2000, reflecting the Company's management to a stable asset level through the ongoing sale of loans originated.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased 13% or $6.4 million to $42.4 million at March 31, 2000 from the December 31, 1999 balance of $48.8 million. The decrease reflects the use of excess liquidity to fund loan originations, the assets securitized in March, as well as the reduction in brokered certificates of deposits. Cash and cash equivalents includes $12.2 million of restricted cash accounts pledged as credit enhancements for the Company's securitizations.

INVESTMENT SECURITIES. Investment securities includes the subordinated interests in loans securitized retained by the Company in the form of investment securities, which is either in the form of a subordinated certificate of an interest only strip. The balance in such investment securities increased $5.8 million at March 31, 2000 from the December 31, 1999 balance of $32.8 million due to an increase of $3 million in securities associated with the March 2000 securitization, which included $725,000 relating to a subordinated bond and $2.1 million associated with an interest only strip as well as other investment securities purchased to utilize as collateral under letter of credit and FHLB lines.

SERVICING ASSETS. The servicing asset has increased to $26.0 million from the December 31, 1999 balance of $24.4 million as a result of the sale and securitization of loans totaling $103.3 million during the three-month period ended March 31, 2000. This servicing asset generally relates to the guaranteed loans sold and does not represent a credit enhancement for such sales. As discussed above, a valuation of the servicing asset, which includes monitoring the actual and projected prepayment and default experience of each servicing portfolio, is performed quarterly. Any impairment deemed to be permanent would result in a write down of the asset.

PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets increased 21% or $2.1 million to $12.2 million at March 31, 2000 from $10.1 million at December 31, 1999. The increase is primarily attributable to the increase in deposits associated with the Company's general ledger and loan system conversions currently underway.

                                                                                             MARCH 31,      DECEMBER 31,
LOAN PORTFOLIO                                                                                 2000              1999
                                                                                           -----------       -----------
                                                                                                (DOLLARS IN THOUSANDS)
SBA & USDA ..........................................................................      $     9,167       $    16,433
Other commercial ....................................................................           50,200            45,756
Equipment ...........................................................................              944               993
Energy ..............................................................................               75                20
Ex-Im ...............................................................................            9,802            15,558
Privately insured ...................................................................           32,270            19,073
Import ..............................................................................            5,289             4,464
                                                                                           -----------       -----------
   Total commercial loans ...........................................................          107,747           102,297

Residential real estate .............................................................            1,796             1,828
Other consumer ......................................................................              609               629
                                                                                           -----------       -----------
     Total loans ....................................................................          110,152           104,754
Loans held for sale .................................................................           33,272            44,586

Less:
     Discount on retained loans .....................................................            3,080             3,371
     Net deferred loan origination costs ............................................              (15)              (16)
     Allowance for loan losses ......................................................            4,550             4,550
                                                                                           -----------       -----------
     Loans, net .....................................................................      $   135,809       $   141,435
                                                                                           ===========       ===========

Loans Managed for Others
Guaranteed Loans
     SBA & USDA .....................................................................      $   415,230       $   406,979
     Ex-Im ..........................................................................          139,098           129,518
     Residential real estate ........................................................              438               443
                                                                                           -----------       -----------
                                                                                               554,766           536,940
Unguaranteed Portions and Unguaranteed Loans
     SBA & USDA .....................................................................           40,895            43,334
     Securitized commercial loans ...................................................          175,429           210,764
     Domestic loans sold to commercial paper facility and sales facility.............           73,464            41,529
     International loans sold to commercial paper facility ..........................           22,559            28,845
     Other commercial ...............................................................           98,610            63,836
     Home equity lines ..............................................................            1,370             1,504
                                                                                           -----------       -----------
                                                                                               412,327           389,812
                                                                                           -----------       -----------
Total loans managed for others ......................................................      $   967,093       $   926,752
                                                                                           ===========       ===========
Total loans under management ........................................................      $ 1,110,517       $ 1,076,092
                                                                                           ===========       ===========

Loans net decreased $5.6 million to $135.8 million at March 31, 2000 from $141.4 million at December 31, 1999. The decrease is the result of the sale and securitization of $103.3 million of loans during the quarter. Loan originations, including the origination of lines of credit, were $102.5 million for the quarter.

ALLOWANCE FOR LOAN LOSSES. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At March 31, 2000, the Allowance totaled $4.6 million and represents 3.2% of loans and loans held for sale. The Allowance totaled $4.6 million at December 31, 1999 and represented 3.0% of loans. In establishing the level of the Allowance, the Company considers the percentage of unguaranteed commercial loans, the seasoning of the commercial loan portfolio, and the introduction of new loan products where the Company has limited historical experience. Net charge-offs for the three-month period ended March 31, 2000 decreased $481,000 to $558,000 from $1.0 million for the three-month period ended March 31, 1999. For the quarter ended March 31, 1999, the Company increased the allowance by $500,000. The Allowance at March 31, 2000 covered 1999 annual charge-offs 1.78 times.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                                                                                       FOR THE YEAR
                                                                                              FOR THE THREE MONTHS         ENDED
                                                                                                 ENDED MARCH 31,        DECEMBER 31,
                                                                                           -----------------------     -------------
                                                                                               2000           1999           1999
                                                                                               ----           ----           ----
                                                                                                      (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
     at the beginning of the period .................................................      $  4,550       $  4,000       $  4,000
Charge-offs:
     SBA loans ......................................................................            38             93            166
     USDA loans .....................................................................            66           --              126
     Ex-Im working capital loans ....................................................          --              188            260
     Privately Insured loans ........................................................           473            112            529
     Other commercial loans .........................................................            30            622          1,199
     Import loans ...................................................................          --               26            264
     Non-owner occupied commercial mortgages ........................................          --             --                3
     Other loans ....................................................................          --             --                2
                                                                                           --------       --------       --------
          Total charge-offs .........................................................           607          1,041          2,549
Recoveries:
     SBA loans ......................................................................            30              1              3
     Other commercial loans .........................................................            19              1             75
     Non-owner occupied commercial mortgages ........................................          --             --                2
                                                                                           --------       --------       --------
          Total recoveries ..........................................................            49              2             80
                                                                                           --------       --------       --------
Net charge-offs .....................................................................           558          1,039          2,469
Provision for loan losses ...........................................................           558          1,539          3,019
                                                                                           --------       --------       --------
Balance of allowance for loan
     losses at end of period ........................................................      $  4,550       $  4,500       $  4,550
                                                                                           ========       ========       ========

Total loans and loans held for sale .................................................      $143,455       $137,901       $149,340
                                                                                           ========       ========       ========
Allowance to total loans ............................................................           3.2%           3.3%           3.0%
                                                                                           ========       ========       ========

Non-performing loans for the three-month period ended March 31, 2000 decreased $375,000 to $4.6 million from December 31, 1999. Non-performing loans relative to total loans decreased to 3.20% at March 31, 2000 from 3.32% at December 31, 1999. Included in non performing loans are $1.5 million of privately insured loans.

The following table sets forth information regarding the Company's non-performing loans at the dates indicated:

NON-PERFORMING LOANS                           MARCH 31,   DECEMBER 31,
                                                 2000         1999
                                                 ----         ----
COMMERCIAL:                                    (DOLLARS IN THOUSANDS)
     Unguaranteed portions:
           SBA and USDA loans ............      $  937       $1,264
           Ex-Im working capital loans ...         430          397
           Ex-Im term loans ..............        --             57
     Insured term loans ..................       1,581        1,659
     Other commercial loans ..............       1,592        1,538
     Import loans ........................          43           43
                                                ------       ------
           Total non-performing loans ....      $4,583       $4,958
                                                ======       ======

Total non-performing loans to total loans         3.20%        3.32%
                                                ======       ======
Total non-performing loans to total assets        1.46%        1.51%
                                                ======       ======
Allowance to total non-performing loans ..          99%          92%
                                                ======       ======

The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis, and therefore allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. Loans to foreign entities at March 31, 2000 represented 25% of total loans. Such loans are U.S. dollar denominated and either 100% Ex-Im Bank guaranteed or carry private insurance equal to 80-90% of the loan balance. The Company's private credit insurance policies include a deductible which provides that the Company is responsible for the first loss on the uninsured portion of the loan.

                                                                    MARCH 31,  DECEMBER 31,
                                                                      2000         1999
                                                                    ------       ------
                                                                    (DOLLARS IN THOUSANDS)
ALLOCATION OF THE ALLOWANCE BY
CATEGORY OF LOANS:
Unguaranteed Portions of:
     SBA & USDA loans .........................................     $  731       $  820
     Ex-Im loans ..............................................        210          242
Privately insured .............................................        534          611
Import loans ..................................................        116          111
Equipment finance loans .......................................         12           13
Other commercial loans ........................................      2,307        1,912
Other loans ...................................................         16           35
Loans held for sale ...........................................        166          223
Unallocated ...................................................        458          583
                                                                    ------       ------
     Total allowance for loan losses ..........................     $4,550       $4,550
                                                                    ======       ======

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
SBA & USDA Loans ..............................................        6.4%        11.0%
Ex-Im loans ...................................................        6.8%        10.4%
Privately insured .............................................       22.5%        12.8%
Import loans ..................................................        3.7%         3.0%
Equipment finance loans .......................................       70.0%         0.7%
Other commercial loans ........................................       35.0%        30.7%
Other loans ...................................................        1.7%         1.6%
Loans held for sale ...........................................       23.2%        29.9%
                                                                    ------       ------
     Total ....................................................        100%         100%
                                                                    ======       ======

STOCKHOLDERS' EQUITY. Stockholders' equity increased 3.5% or $2.0 million to $56.9 million at March 31, 2000 from $55.0 million at December 31, 1999 due to the retention of earnings net of a quarterly dividend of $.03 per share or $275,000.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of liquidity and funding are certificates of deposit, a warehouse line of credit, commercial paper conduits and loan sales and securitizations. Secondary sources of liquidity include a Federal Home Loan Bank line of credit and federal funds purchased.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels, estimated liquidity needs for maturing certificates of deposit, approved extensions of credit, and unadvanced commitments to existing borrowers in determining the level and maturity of funding necessary to support operations. The on-going sale of the government guaranteed portions of loans at origination also provides cash to fund operations. Total loan sales totaled $103.3 million for the three-month period ended March 31, 2000, and reflected a comparable dollar amount to loans originated for the period.

As of March 31, 2000 the Company had outstanding commitments to fund loans and lines of credit of $132.6 million and had issued letters of credit totaling $41.1 million of which $30.8 million reflects issuances under guaranteed programs.

The Company believes that it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations and commitments, and certificate of deposit maturities.

A subsidiary of the Bank has entered into interest rate swaps based on an aggregate amount of $28 million at March 31, 2000. The intent of the swap is to mitigate interest rate risk inherent in the sale of revolving commercial loans to a commercial paper facility. The swap provides for net settlement on a monthly basis which is recorded as an adjustment to interest income. For the three-month period ended March 31, 2000, $10,000 of interest expense had been recorded related to the swap.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies and maintains a "well-capitalized" status with a total capital to risk-weighted assets ratio of 11.32% and a Tier 1 capital to assets or leverage ratio of 17.22% at March 31, 2000.

There are currently proposed regulatory amendments which may require banks to set aside additional risk based capital for retained interests associated with loans sold or securitized. These proposed regulations may require the Company to structure certain loan sales or securitization transactions in a manner which may be less favorable to the Company and may reduce future reported earnings. These regulations are currently open for comment and management will monitor the impact on the Company as the regulations become more definitive.

YEAR 2000 COMPLIANCE

A critical business issue emerged regarding how existing application software programs and operating systems can accommodate the year 2000 dates. The Company, utilizing the guidance provided by the Federal Financial Institutions Examination Council ("FFIEC") as a framework, developed and executed a Year 2000 Compliance Program which included the review, renovation and testing of mission critical systems, and development of business resumption contingency plans.

The Company has executed its Compliance Program and, to date, has not experienced any processing issues. To date the Company has spent approximately $110,000 on Year 2000 compliance issues, including products and processes. As required by its regulators, the Company will continue to monitor processing during future key trigger dates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 1999. Other types of market risk, such as foreign exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities. During late 1998 and continuing through 1999, the capital markets experienced rapid and extreme changes evidenced by a decline of investor demand for certain asset-backed securities that carried a credit agency rating less than the highest ratings available and a widening of the spreads between the interest rates on treasury securities and interest rates on asset-backed securities. The uncertainties were exacerbated in late 1999 with concerns over Year 2000 market preparedness. The "flight to quality" by asset-backed investors requires issuers like the Company to provide a greater level of credit enhancement to attain higher credit ratings for a larger percentage of the securitization in order to make the transaction marketable. The widening of spreads in the asset-backed capital markets reduces the earnings on a securitization and, if such events were to occur in the future, could limit the amount of borrowings available to the Company under its warehouse lines of credit and may make future securitizations economically unfeasible. In the quarter ended March 31, 2000, the Company noted some favorable improvements in the yields from the market but not to the levels of the first quarter of 1999. A comprehensive qualitative and quantitative discussion and analysis regarding market risk was set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is filed with the Securities and Exchange Commission.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit
                  Number   Description
                  -------  -----------

                  3.1 Amended and Restated Certificate of Incorporation of the Registrant.*

                  3.2      Amended and Restated By-laws of the Registrant.*

                  10.22 Pooling and Servicing Agreement between HSBC Bank USA, First International Bank and FIB Funding Trust for the SBA Loan- Backed Series 2000-1

                  11.1     Computation of Per Share Earnings.

                  27       Financial Data Schedule.

         * Denotes an exhibit which has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-31339.


         Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        First International Bancorp, Inc.
                                        (Registrant)


Date:    May 15, 2000                   By:   /s/ Brett N. Silvers
         ------------                         ----------------------------------
                                              Brett N. Silvers
                                              Its Chief Executive Officer
                                                   and Chairman of the Board



Date:    May 15, 2000                   By:   /s/ Leslie A. Galbraith
         ------------                         ----------------------------------
                                              Leslie A. Galbraith
                                              Its Chief Operating Officer,
                                                   Executive Vice President,
                                                   and Secretary



Date:    May 15, 2000                   By:    /s/ Shaun P. Williams
         ------------                          ---------------------------------
                                              Shaun P. Williams
                                              Its Chief Financial Officer,
                                                   Executive Vice President,
                                                   and Treasurer

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

10.22 Pooling and Servicing Agreement between HSBC Bank USA, First International Bank and FIB Funding Trust for the SBA Loan Backed Series 2000-1

11.1              Computation of Per Share Earnings

27                Financial Data Schedule

EXHIBIT 11.1  COMPUTATION OF PER SHARE EARNINGS

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                      2000            1999
                                                      ----            ----
Weighted average common stock ...............       8,261,203       7,957,342
Weighted average common stock equivalents ...         122,972         206,898
                                                   ----------      ----------
Weighted average common stock and equivalents       8,384,175       8,164,240
                                                   ==========      ==========
Net income ..................................      $2,141,828      $2,217,202
                                                   ==========      ==========
Net income per share - Basic ................      $     0.26      $     0.28
                                                   ==========      ==========
Net income per share - Diluted ..............      $     0.26      $     0.27
                                                   ==========      ==========