Form 10-Q
period 2000-06-30
FIRST INTERNATIONAL BANCORP INC
filed 2000-08-14
CIK 1040339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended     JUNE 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -------------------

                         COMMISSION FILE NUMBER 0-22861

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
Yes        X               No
    ---------------           ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, issued and outstanding on August 8, 2000 was 8,267,024.

                                      INDEX

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY


PART I.     FINANCIAL INFORMATION                                                     PAGE
Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999                                          3

            Condensed Consolidated Statements of Income
            Three and Six Months Ended June 30, 2000 and 1999                            4

            Condensed Consolidated Statements of Cash Flows
            Three and Six Months Ended June 30, 2000 and 1999                            5

            Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                         6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                  31

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                           32

Item 2.     Changes in Securities                                                       32

Item 3.     Defaults upon Senior Securities                                             32

Item 4.     Submission of Matters to a Vote of Security Holders                         32

Item 5.     Other Information                                                           33

Item 6.     Exhibits and Reports on Form 8-K                                            33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                       JUNE 30,               DECEMBER 31,
                                                                       --------               ------------
                                                                         2000                     1999
                                                                         ----                     ----
                                                                     (UNAUDITED)
Cash and cash equivalents                                                $49,283                   $48,757
Investment securities                                                     49,382                    32,785
Loans, net                                                               143,805                   141,435
Premises and equipment, net                                                4,232                     4,326
Receivable from loans sold                                                30,009                    50,980
Investment in unconsolidated subsidiaries.                                12,973                    15,277
Servicing assets                                                          28,321                    24,404
Prepaid expenses and other assets                                         17,044                    10,080
                                                                        --------                  --------

     Total assets                                                       $335,049                  $328,044
                                                                        ========                  ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              JUNE 30,        DECEMBER 31,
                                                              --------        ------------
                                                                2000              1999
                                                                ----              ----
                                                             (UNAUDITED)
Deposits                                                      $272,057           $266,300
Other liabilities                                                4,310              6,757

                                                              ---------          --------
     Total liabilities                                         276,367            273,057

Stockholders' equity:
Preferred stock ($0.10 par value; 2,000,000 shares
  authorized; no shares issued and outstanding)                      -                  -

Common stock ($0.10 par value; 12,000,000 shares
  authorized; shares issued and outstanding: 8,264,318
  and  8,259,818)                                                  826                826

Paid-in capital in excess of par value, net                     34,796             34,788
Stockholder note receivable                                     (1,980)            (1,980)
Accumulated other comprehensive income                             (21)                94
Retained earnings                                               25,061             21,259
                                                              ---------          --------

      Total stockholders' equity                                58,682             54,987
                                                              ---------          --------

      Total liabilities and stockholders' equity              $335,049           $328,044
                                                              =========          ========

See accompanying notes to unaudited condensed consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                                  2000              1999             2000              1999
INTEREST INCOME:
      Loans, including net fees                                     $4,514            $3,404           $9,026            $6,193
      Investment securities                                            815               816            1,585             1,306
      Short term investments/Federal funds sold                        419               308            1,012               994
                                                              -------------      ------------     ------------      ------------
          Total interest income                                      5,748             4,528           11,623             8,493
INTEREST EXPENSE:
      Deposits                                                       3,643             2,956            7,206             5,315
      Other                                                            185               121              313               344
                                                              -------------      ------------     ------------      ------------
          Total interest expense                                     3,828             3,077            7,519             5,659
                                                              -------------      ------------     ------------      ------------
      Net interest income                                            1,920             1,451            4,104             2,834
PROVISION FOR POSSIBLE LOAN LOSSES                                     874               449            1,432             1,989
                                                              -------------      ------------     ------------      ------------
      Net interest income after
          provision for possible loan losses                         1,046             1,002            2,672               845
NON-INTEREST INCOME:
      Gain on sale of:
          Guaranteed loans                                           2,800             3,085            5,384             5,872
          Other loans                                                  305               223              522               257
          Loan-backed securitizations                                1,338             2,810            3,125             2,957
          Loans to commercial paper conduit                            275                71              708               153
                                                              -------------      ------------     ------------      ------------
                Total gains on loan sales                            4,718             6,189            9,739             9,239

      Loan servicing income and fees                                 2,671             1,633            4,594             2,819
      Service charges and other deposit fees                             -                 6                -                74
      Income from unconsolidated subsidiaries                          472                72              824               127
      Gain on sale of branch                                             -                 -                -             8,915
      Other income                                                      88                35              125                52
                                                              -------------      ------------     ------------      ------------
          Total non-interest income                                  7,949             7,935           15,282            21,226
                                                              -------------      ------------     ------------      ------------
      Total operating income                                         8,995             8,937           17,954            22,071
NON-INTEREST EXPENSE:
      Salaries and benefits                                          3,711             3,552            7,413            10,219
      Occupancy                                                        442               422              928               877
      Office expenses                                                  250               273              471               483
      Marketing                                                        440               526              831             1,012
      Furniture and equipment                                          338               306              673               600
      Outside services                                                 342               300              718               618
      Other                                                            238               152              399             1,074
                                                              -------------      ------------     ------------      ------------
          Total non-interest expense                                 5,761             5,531           11,433            14,883
                                                              -------------      ------------     ------------      ------------
      Income before income taxes                                     3,234             3,406            6,521             7,188
PROVISION FOR INCOME TAXES                                           1,077             1,349            2,221             2,914
                                                              -------------      ------------     ------------      ------------
          NET INCOME                                                $2,157            $2,057           $4,300            $4,274
                                                              =============      ============     ============      ============

BASIC EARNINGS PER COMMON SHARE                                      $0.26             $0.26            $0.52             $0.53
                                                              =============      ============     ============      ============

DILUTED EARNINGS PER COMMON SHARE                                    $0.25             $0.25            $0.51             $0.52
                                                              =============      ============     ============      ============

DIVIDENDS PER COMMON SHARE                                           $0.03             $0.03            $0.06             $0.06
                                                              =============      ============     ============      ============


See accompanying notes to unaudited condensed consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                           --------
                                                                                     2000            1999
                                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash provided by (used in) operating activities                    $ 8,503        ($ 8,647)
                                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net (increase) in loans                                                 (2,371)        (14,931)
             Purchase of investment securities available for sale                   (14,008)        (61,339)
             Purchase of equity securities available for sale                            --            (177)
             Proceeds from maturities and principal repayments of investment
              securities available for sale                                           3,363          56,584
             Proceeds from maturities and principal repayments of investment
              securities held to maturity                                               231             503
             Proceeds from sale of other real estate owned                               --              82
             Proceeds from sale of branch premises                                       --             185
             Capital expenditures, net                                                 (486)           (909)
                                                                                   --------        --------
                   Net cash provided by (used in) investing activities              (13,271)        (20,002)
                                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net increase (decrease) in deposits                                      5,757         (15,284)
             Net increase in other borrowings                                            25           6,563
             Proceeds from sale of common stock                                           8           2,025
             Principal payment on stockholder note receivable                            --             941
             Principal advance on stockholder note receivable                            --          (1,980)
             Dividends paid                                                            (496)           (483)
                                                                                   --------        --------
                   Net cash provided by (used in) financing activities                5,294          (8,218)
                                                                                   --------        --------
Net increase (decrease) in cash and cash equivalents                                    526         (36,867)
Cash and cash equivalents at beginning of period                                     48,757          58,335
                                                                                   --------        --------
Cash and cash equivalents at end of period                                         $ 49,283        $ 21,468
                                                                                   ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

General
The consolidated financial statements include the accounts of First International Bancorp, Inc. (the "Company") and the accounts of its wholly-owned subsidiary, First International Bank (the "Bank"), and the other Bank-owned subsidiaries described below. The Bank converted from a national bank to a Connecticut state chartered bank and trust company in July 1999. The Bank has established six special purpose wholly-owned subsidiaries to facilitate loan securitizations and sales to commercial paper conduits and other facilities. Three of these subsidiaries are not consolidated but are accounted for under the equity method of accounting. Accordingly, the Company's share of the earnings of these affiliates, net of taxes, is included in net income. The Bank has also established a wholly-owned subsidiary, First International Capital Corp. of New Jersey, through which all loan solicitation activities to borrowers located in New Jersey are conducted. Further, the Bank conducts business under the trade name, "First International Capital" in certain jurisdictions. Intercompany accounts and transactions relating to the consolidated subsidiaries have been eliminated in consolidation.

The Company operates from its headquarters in Hartford, Connecticut and representative offices, which are responsible for marketing and originating loans in Boston and Springfield, Massachusetts; Cleveland, Ohio; Detroit, Michigan; Los Angeles, California; Miami, Florida; Morristown, New Jersey; Philadelphia and Pittsburgh, Pennsylvania; Providence, Rhode Island; Rochester, New York; Richmond, Virginia; St. Louis, Missouri; and Washington, D.C. The Company also has contractual international representatives in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, North Africa, the Philippines, Poland, South Africa, Turkey and West Africa.

Since March 2000, the Company established contractual alliances with business-to-business electronic marketplaces serving ten different global industrial sectors: ChemIndustry.com (chemicals), CheMatch.com (commodity chemicals, plastics and fuel products), Enermetrix.com (electricity and natural gas), e-STEEL.com (steel), ForgeFinder.com (forged metals), Global Food Exchange
(food), MachineTools.com (industrial equipment), Plasticscommerce.com (plastics), RailNet-USA.com (railroads), and Textrade.com (textiles). Under the alliance agreements, the Company will seek to finance the settlement of transactions between businesses buying and selling products and services in industrial e-commerce marketplaces, as well as to meet many of their other credit needs.

The Bank's primary revenues are derived from net interest income, servicing income and the origination and sale, on a servicing retained basis, of commercial loans. The Bank is a national leader in the use of loan guarantee programs offered by the U. S. Small Business Administration (the "SBA"), the U.
S. Department of Agriculture (the "USDA"), and the Export-Import Bank of the United States ("Ex-Im Bank"). The Company maintains a web site at www.firstinterbank.com.

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

Comprehensive Income
The Company's "comprehensive income," defined as the change in the equity of a business enterprise during a period from nonowner sources, is comprised only of changes in the valuation allowance for the investment portfolio. The impact of the change in the market value of the "available for sale" investment portfolio for the six month periods ended June 30, 2000 and 1999, totaled $113,000 and $190,000 after income taxes, respectively.


2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and amendment of FASB Statement No. 133," and was further amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133. The standard is now effective for the Company's financial statements issued after December 31, 2000. These statements establish accounting and reporting standards for derivative instruments and for hedging activities, and require that all derivatives be recognized as either assets or liabilities in the entity's balance sheet and be measured at fair value. Changes in the fair value of the derivative instruments are to be recognized depending on the intended use of the derivative and whether or not it has been designated as a hedge. The future implementation is not expected to have a significant impact upon the Company's financial position, results of operations, or cash flows.

In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation Plans An Interpretation of APB 125," with an effective date of July 1, 2000 to be applied prospectively to new plans or changes in existing plans. The Statement establishes accounting standards for the recognition of compensation expense for awards of stock to employees as well as for changes in the exercise price of existing awarded options. The future implementation is not expected to have a significant impact upon the Company's financial position, results of operations, or cash flow.

3.        DIVIDEND PAYMENTS

The Company paid cash dividends in the amount of $0.03 per share on May 18, 2000. On August 1, 2000, the Company declared a dividend of $0.03 per share payable on August 18, 2000, to shareholders of record as of the close of business on August 11, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in any forward-looking statements made by, or on behalf of, the Company. In addition to the risks and uncertainties of ordinary business operations, the following include some other, but not all, of the factors or uncertainties that could cause actual results to differ from projections or from historical performance: (i) a general economic slowdown;
(ii) inability of the Company to continue to manage its growth strategy either domestically or internationally; (iii) the continuation in their present form of the government guarantee loan programs of the U. S. Small Business Administration ("SBA"), the U. S. Department of Agriculture ("USDA") and the Export-Import Bank of the United States ("Ex-Im Bank") upon which a significant portion of the Company's business depends; (iv) unpredictable delays or difficulties in the development and introduction of new products and programs;
(v) the Company's ability to continue its recent growth by relying on non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations; (vi) a disruption in the U.S. capital markets which may delay or prevent the Company from receiving funding under its warehouse lines of credit or completing loan sales or securitizations, or inability of the Company to continue to accept brokered certificates of deposit since the Company depends on a mix of these funding sources for its operations;
(vii) the Company's ability to accurately estimate loan losses, prepayment on loans and to realize the recorded values of retained interests associated with securitization assets; (viii) changes in the base interest rate such as Prime or LIBOR which may reduce the excess cash flow available to service the Company's residual assets from loan sales and securitization and cause the Company to be unable to realize the recorded values of retained interests associated with these residual assets; (ix) regulatory, accounting and legislative changes in rules or interpretations of rules that may occur in the future, including changes that could (A) require the Company to raise additional capital in order to continue to meet risk based capital requirements based on possible regulatory amendments relative to retained interests in securitization and loan sales and/or (B) result in the need to decrease or eliminate future securitizations due to the effect on the available terms of such securitizations if the Company is required to reduce its level of retained interests with respect to such securitizations; and (x) fluctuations in the quarterly operating results due to a number of factors, including among others, variations in the volume of loans originated and changes in the capital markets' pricing of yields on loan sales and securitizations which may cause variations in the effective interest rates yielded on loans and retained interests. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which is filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


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

GENERAL

The Company's earnings have been historically derived from (i) the origination, sale and securitization of government guaranteed and other commercial loans,
(ii) net interest income, which is the difference between interest earned on interest-earning assets (principally loans) and interest-bearing liabilities (principally deposits), and (iii) fee income on loans serviced for others. On March 26, 1999, the Company sold its last retail branch and its checking and savings accounts. The Company retained its certificates of deposit and continues to issue retail and brokered certificates of deposit. The Company also expects to continue to obtain funding for its operations from warehouse lines of credit, the sale of loans on a loan-by-loan basis, the sale of loans to commercial paper conduits and other sales facilities and, subject to the effect of pending regulatory changes, the sale of loans in securitization transactions.

LOAN ORIGINATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999:



                                         FOR THE SIX MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                               JUNE 30, 2000                          JUNE 30, 1999
                                               -------------                          -------------
                                                        (DOLLARS IN THOUSANDS, UNAUDITED)
                                       PRINCIPAL                              PRINCIPAL
                                       BALANCE           PERCENTAGE           BALANCE           PERCENTAGE
                                       -------           ----------           -------           ----------
LENDING AND SERVICING ACTIVITY:
Loan Originations:
     SBA & USDA                        $ 82,549                 37%           $ 83,218                 37%
     Other commercial                    57,172                 26%             70,613                 32%
                                       --------           --------            --------           --------
       Domestic                         139,721                 63%            153,831                 69%
     Ex-Im                               58,374                 27%             47,254                 21%
     Other International                 22,128                 10%             23,021                 10%
                                       --------           --------            --------           --------
       International                     80,502                 37%             70,275                 31%
                                       --------           --------            --------           --------
          Total Originations           $220,223                100%           $224,106                100%
                                       ========           ========            ========           ========


Total loan originations decreased by 2% or $3.9 million to $220.2 million for the six-month period ended June 30, 2000 from $224.1 million for the six-month period ended June 30, 1999 as the Company has de-emphasized the origination of non-guaranteed domestic and international loans in favor of the higher returns and more diversified credit risk afforded by use of the government guaranteed (SBA, USDA and Ex-Im) loan programs. The Company opened its St. Louis, Missouri representative office in April 1999; Miami, Florida in April 2000; and Los Angeles, California in May 2000 and plans to continue to open additional offices in the Mid-West and Southern U.S.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999:

                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------
                                                     2000               1999           % CHANGE
                                                     ----               ----           --------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
Net interest income                                 $ 4,104           $ 2,834                45%

Provision for loan losses                             1,432             1,989               (28)
                                                    -------           -------           -------
     Net interest income after provision              2,672               845               216
Gain on loan sales                                    9,739             9,239                 5
Other non-interest income                             5,543             3,072                80
Gain on sale of branch                                   --             8,915              (100)
Non-interest expense                                 11,433            14,883               (23)
                                                    -------           -------           -------
     Income before income taxes                       6,521             7,188                (9)
Income taxes                                          2,221             2,914               (24)
                                                    -------           -------           -------
          Net income                                $ 4,300           $ 4,274                 1%
                                                    =======           =======           =======

        Basic earnings per share                    $  0.52           $  0.53
                                                    =======           =======
        Diluted earnings per share                  $  0.51           $  0.52
                                                    =======           =======

        Weighted average shares - basic               8,263             8,059
                                                    =======           =======
        Weighted average shares - diluted             8,408             8,266
                                                    =======           =======


NET INCOME. Net income increased 1% or $26,000 for the six-month period ended June 30, 2000 when compared to the six-month period ended June 30 1999. Income from operations increased 72% over the six months ended June 1999, after excluding $1.8 million ($.22 per share) from net income for the six months ended June 30, 1999 related to a net non-recurring gain on the sale of the branch less several one-time expenses. Net interest income through June 30, 2000 increased as a result of an increase in balance sheet loans and rising interest rates. Other non-interest income is comprised of loan servicing income and other fees and income from the retained loan interests held by unconsolidated subsidiaries, each of which increased in the current year due to the increased loan portfolio serviced.

NET INTEREST INCOME. Net interest income increased 45% or $1.3 million for the six-month period ended June 30, 2000 to $4.1 million from $2.8 for the six-month period ended June 30, 1999. Average earning assets increased 1% or $3.1 million, while average interest bearing liabilities increased 13.5% or $28.5 million. The increase in interest bearing liabilities was the result of a 77% or $88.8 million increase in brokered certificates of deposit. Subsequent to the March 1999 sale of its last retail branch facility, the Company has used these deposits in conjunction with its warehouse lines of credit and commercial paper and sales facilities to fund loan volume. The net interest spread for the six-month period ended June 30, 2000 increased 151 basis points when compared to the six-month period ended June 30, 1999. The increase reflects six Prime Rate increases totaling 175 basis points which occurred from November 1999 through May 2000.

AVERAGE BALANCE, INTEREST, YIELDS, AND RATES


                                                           FOR THE SIX MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                                                JUNE 30, 2000                                JUNE 30, 1999
                                                                -------------                                -------------
                                                                    INTEREST       AVERAGE                      INTEREST
                                                     AVERAGE         EARNED/       YIELD/        AVERAGE         EARNED/
                                                     BALANCE          PAID          RATE         BALANCE          PAID
                                                     -------          ----          ----         -------          ----
                                                                                                (DOLLARS IN THOUSANDS, UNAUDITED)
ASSETS:
     Loans (1):
         Commercial                                    $174,443         $8,909       10.21%        $154,397         $6,067
         Residential                                      1,735             88       10.14%           2,594             98
         Other consumer                                    611             29        9.57%             640             28
                                                  --------------   ------------   ----------   -------------   ------------   ---
     Total loans                                        176,789          9,026       10.21%         157,631          6,193
     Investment securities                               40,287          1,585        7.87%          48,632          1,306
     Short term investments/federal funds sold           34,510          1,012        5.91%          42,269            994
                                                  --------------   ------------   ----------   -------------   ------------   ---
     Total investment securities and funds sold          74,797          2,597        6.97%          90,901          2,300
                                                  --------------   ------------   ----------   -------------   ------------   ---
     Total earning assets                               251,586         11,623        9.24%         248,532          8,493
     Total non-earning assets                            59,858                                      32,903
                                                  --------------                               -------------
     Total assets                                      $311,444                                    $281,435
                                                  ==============                               =============


LIABILITIES:
     Deposits:
         Interest bearing demand deposits                $2,842            $15        1.06%          $5,187            $60
         Premier money market                                 0              0        0.00%          50,391          1,203
         Other savings                                        0              0        0.00%           5,163             97
         Retail and IRA certificates of deposit          30,852            832        5.42%          34,319            902
         Brokered certificates of deposit               204,023          6,359        6.27%         115,192          3,053
                                                  --------------   ------------   ----------   -------------   ------------   ---
     Total deposits                                     237,717          7,206        6.10%         210,252          5,315
     Warehouse borrowings                                 1,155            305       NM                  84            337
     Other borrowings                                       235              8        6.85%             295              7
                                                  --------------   ------------   ----------   -------------   ------------   ---
     Total interest bearing liabilities                 239,107          7,519        6.32%         210,631          5,659
                                                  --------------   ------------   ----------   -------------   ------------   ---
     Non-interest bearing liabilities:
         Demand deposits                                  9,581                                      20,079
         Other liabilities                                6,441                                         760
                                                  --------------                               -------------
     Total non-interest bearing liabilities              16,022                                      20,839
     Stockholders' equity                                56,315                                      49,965
                                                  --------------                               -------------
     Total liabilities and stockholders' equity        $311,444                                    $281,435
                                                  ==============                               =============

     Net interest income/net interest spread                            $4,104        2.92%                         $2,834
                                                                   ============   ==========                   ============   ===
     Net interest margin                                                              3.23%
                                                                                  ==========                                  ===


(1) For purposes of these computations, non-accruing loans are included in the average balance.

(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

                                          FOR THE SIX MONTHS ENDED       2000 COMPARED TO 1999
                                                JUNE 30, 2000             CHANGES DUE TO (2):
                                          ------------------------        -------------------
                                                   AVERAGE
                                                    YIELD/
                                                     RATE        VOLUME        RATE         TOTAL
                                                     ----        ------        ----         -----
                                                                (DOLLARS IN THOUSANDS, UNAUDITED)
ASSETS:
     Loans (1):
         Commercial                                    7.86%       $1,024       $1,818       $2,842
         Residential                                   7.56%         (44)           34         (10)
         Other  consumer                               8.82%          (1)            2            1
                                                  -----------  -----------   ----------   ----------
     Total loans                                       7.86%          979        1,854        2,833
     Investment securities                             5.37%        (328)          607          279
     Short term investments/federal funds sold         4.74%        (228)          246           18
                                                  -----------  -----------   ----------   ----------
     Total investment securities and funds sold        5.08%        (556)          853          297
                                                  -----------  -----------   ----------   ----------
     Total earning assets                              6.83%          423        2,707        3,130
     Total non-earning assets

     Total assets



LIABILITIES:
     Deposits:
         Interest bearing demand deposits              2.33%        ($12)        ($33)        ($45)
         Premier money market                          4.81%      (1,203)            0      (1,203)
         Other savings                                 3.79%         (97)            0         (97)
         Retail and IRA certificates of deposit        5.30%         (91)           21         (70)
         Brokered certificates of deposit              5.34%        2,775          531        3,306
                                                  -----------  -----------   ----------   ----------
     Total deposits                                    5.10%        1,372          519        1,891
     Warehouse borrowings                              NM            (32)            0         (32)
     Other borrowings                                  4.79%          (2)            3            1
                                                  -----------  -----------   ----------   ----------
     Total interest bearing liabilities                5.42%        1,338          522        1,860
                                                  -----------  -----------   ----------   ----------
     Non-interest bearing liabilities:
         Demand deposits
         Other liabilities

     Total non-interest bearing liabilities
     Stockholders' equity


     Total liabilities and stockholders' equity


     Net interest income/net interest spread           1.41%       ($915)       $2,185       $1,270
                                                  ===========  ===========   ==========   ==========
     Net interest margin                               2.24%
                                                  ===========


(1) For purposes of these computations, non-accruing loans are included in the average balance.

(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INTEREST INCOME. Interest income increased 37% or $3.1 million to $11.6 million for the six-month period ended June 30, 2000 from $8.5 million for the six-month period ended June 30, 1999. Loan interest income increased 46% or $2.8 million, as the average balance of loans increased 12% or $19.2 million and the average yield on loans increased 235 basis points. Interest income for the period included $410,000 or 46 basis points of interest collected on loans that had been placed on nonaccrual. The loan yield was also impacted by six Prime Rate increases, from 7.75% to 9.50%, during the twelve-month period ended June 30, 2000 specifically in July, August and November 1999 and February, March and May 2000. The yield on loans also benefited from an increase in the pricing of loans indexed to LIBOR. For the six-month period ended June 30, 2000, these loans were priced at an average rate of LIBOR plus 278 basis points versus an average price of LIBOR plus 250 basis points for the six-month period ended June 30, 1999 as an effort has been made to improve the pricing on the privately insured international loans.

Investment interest income increased 13% or $297,000 to $2.6 million for the six-month period ended June 30, 2000 from $2.3 million for the six-month period ended June 30, 1999. The average balance of investment securities decreased 18% or $16.1 million to $74.8 million from $90.9 million due to the run-off of excess cash after the sale of the branch in March 1999. However, the yield on investments increased 189 basis points to 6.97% for the six-month period ended June 30, 2000 from 5.08% for the six-month period ended June 30, 1999 due to the higher yielding assets, including interest-only strips associated with loan sales and secruitizations. The average balance of federal funds sold and other liquid investments decreased 18% or $7.8 million for the six-month period ended June 30, 2000 when compared to the six-month period ended June 30, 1999. During the six-month period ended June 30, 1999, liquid investments were maintained to fund the $151 million branch deposit sale and loan closings.

The investment portfolio includes $9.3 million of notes retained by the Company following completion of loan securitizations. The retained notes are comprised of subordinated notes with investment grade ratings of BBB and BB totaling $2.7 million and unrated notes aggregating $6.6 million. The notes are indexed to Prime or LIBOR. The weighted average yield on the retained notes was 10.37% for the six-month period ended June 30, 2000 versus a weighted yield of 7.86% for the six-month period ended June 30, 1999, reflecting the Prime Rate increases which have occurred during the twelve months.

INTEREST EXPENSE. Interest expense increased 33% or $1.9 million to $7.5 million for the six-month period ended June 30, 2000, from $5.7 million for the six-month period ended June 30, 1999, as the average balance of interest bearing liabilities increased 14% or $28.5 million. Brokered certificates of deposit increased 77% or $88.8 million reflecting the change in the Company's funding sources subsequent to the sale of the last retail branch facility in March 1999. These deposits, which mature periodically within the next nine months, are used in conjunction with lines of credit and commercial paper and sales facilities to fund loan originations.

Interest expense for the six-month period ended June 30, 2000 includes $305,000 of interest expense related to the $75 million warehouse line of credit that is used to fund commercial term loans. During the six-month period, the average borrowing outstanding on the line was $1.2 million resulting in $45,000 of interest expense. The remaining expense relates to the amortization of fees paid at the origination of the facility in December 1998 that are amortized as interest expense over the term of the facility.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible losses totaled $1.4 million for the six-month period ended June 30, 2000 as compared to $2.0 million for the six-month period ended June 30, 1999. See "Allowance for Loan Losses" for further analysis of the provision and related data.

NON-INTEREST INCOME.  Non-interest income is comprised of the following items:


                                                          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                                  --------
NON-INTEREST INCOME:                               2000             1999           % CHANGE
                                                   ----             ----           --------
                                                      (DOLLARS IN THOUSANDS, UNAUDITED)
Gain on loan sales:
  SBA sales                                      $ 2,388           $ 3,012               (21%)
  USDA sales                                       1,173             1,948               (40)
  Ex-Im working capital sales                        183               216               (15)
  Ex-Im medium term sales                          1,585               696               128
  Inventory buyer credit                              55                --                --
                                                 -------           -------           -------
       Gain on guaranteed loan sales               5,384             5,872                (8)
  Other loan sales                                   522               257               103
  Loan sales to sales facility                       517                --                --
  Loan backed securitizations                      3,125             2,957                 6
  Loans to commercial paper conduit                  191               153                25
                                                 -------           -------           -------
       Total gain on loan sales                    9,739             9,239                 5
Loan servicing income and fees                     4,594             2,819                63
Service charges and other deposit fees                --                74              (100)
Income from unconsolidated companies                 824               127               549
Gain on sale of branch                                --             8,915              (100)
Other income                                         125                52               140
                                                 -------           -------           -------
Total non-interest income                        $15,282           $21,226               (28%)
                                                 =======           =======           =======


The 28% or $5.9 million decrease in non-interest income for the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999 reflects the first quarter 1999 gain of $8.9 million from the sale of the Company's last branch facility and related deposits of $151 million.

Gain on loan sales increased 5.4% or $500,000 to $9.7 million for the six-month period ended June 30, 2000 from $9.2 million for the six-month period ended June 30, 1999. The average gain recognized on SBA loans (measured as gain compared to SBA guaranteed portion of loan sold) for the six-month period ended June 30, 2000 was 532 basis points as compared to 677 basis points for the period ended June 30, 1999. The decrease is reflective of market pricing deterioration observed over the course of 1999, which the Company believes was the result of accelerated prepayment assumptions utilized in the marketplace and liquidity pressures in the capital markets. The market has improved in the first six months of 2000 as compared to late 1999 levels, but has not recovered to the levels achieved prior to June 1999. The Company's actual prepayment and default experience to date on its SBA and USDA guaranteed loans, as well as its experience on the securitized pools, continues to be within the rates assumed in the calculation done at the time of the sales. The actual performance of each portfolio is monitored monthly.

The relative gain on sale of USDA loans increased to 1000 basis points for the six-month period ended June 30, 2000 from 928 basis points for the six-month period ended June 30, 1999 due to increased demand for these notes with longer maturities.

Gain on Ex-Im medium term loan sales reflects an increase of 128% or $21 million of loans sold. During 2000, the Company's international lenders have focused on increasing international originations under the Ex-Im Bank programs. The relative gain on these loan sales has remained constant at 320 basis points for the first six-month periods of 2000 and 1999.

During the six-month period ended June 30, 2000 the Company recognized gains totaling $522,000 on unguaranteed commercial loans sold to investors on an individual basis as compared to $257,000 in the same period of the prior year as this one-off market is becoming more established.

In June 2000, the Company completed a $65 million securitization of commercial term loans which included a $19 million prefunding amount and resulted in a gain of $726,000.

The securities issued were as follows:

                                                                            RATINGS
                                                   --------------------------------------------------
               AMOUNT                TYPE             MOODY'S INVESTOR SERVICE               FITCH
           56.55 million            Senior                       Aaa                          AAA
            2.6 million           Subordinate                    A2                            A
            2.6 million           Subordinate                   Baa2                          BBB
            3.25 million          Subordinate                    Ba2                           BB

The Company sold all of these securities in the quarter. In connection with this transaction, the Company recorded an interest-only strip totaling $2.98 million, which represents the net present value of estimated cash flows due to the Company as servicer, after providing for estimated losses and prepayments on the underlying loans. The Company also recorded a servicing asset of $198,000. The Company has utilized the following assumptions to calculate its retained interest for the securitization: prepayment of 8%, aggregate expected credit losses of 4.26% and has valued the retained interests at an effective discount rate of 11.40%.

During the quarter ended June 30, 2000, the Company recognized a gain of $612,000 with the delivery of $10 million of loans funded by the prefunded portion of the March 2000 securitization of $35.8 million of the unguaranteed portion of SBA loans. The total gain recognized on this securitization for the six months ended June 30, 2000 was $2.3 million.

The gain on loan sales for the six months ended June 30, 1999 includes a $2.8 million gain on a $37.4 million securitization of the unguaranteed portions of SBA loans.

LOAN SERVICING INCOME AND FEES                                  FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                        --------
                                                  2000                   1999                 % CHANGE
                                                  ----                   ----                 --------
Loan Servicing Income:                                           (DOLLARS IN THOUSANDS)
  SBA guaranteed loans                         $     1,713            $     1,513                     13%
  USDA guaranteed loans                                825                    427                     93
  Ex-Im working capital loans                          194                    113                     72
  Ex-Im medium term loans                              446                    124                    260
  Loan securitizations                                 440                     83                    430
  Other loans                                          143                    247                    (42)
                                               -----------            -----------            -----------
        Loan servicing income                        3,761                  2,507                     50
Servicing asset reduction                             (163)                  (239)                   (32)
                                               -----------            -----------            -----------
        Net loan servicing income                    3,598                  2,268                     59
Other fees                                             996                    551                     81
                                               -----------            -----------            -----------
Total loan servicing income and fees           $     4,594            $     2,819                     63%
                                               ===========            ===========            ===========
LOANS MANAGED FOR OTHERS
Average balance                                $   967,303            $   672,205                     44%
                                               ===========            ===========            ===========
Ending balance                                 $ 1,009,854            $   735,149                     37%
                                               ===========            ===========            ===========


Loan servicing income increased 50% or $1.3 million as the average balance of loans managed for others increased 44% or $295 million. Loan sales are completed on a servicing-retained basis and the loans managed for others also includes loans sold to the Company's unconsolidated subsidiaries. For the six-month period ended June 30, 2000, the average balance of these loans was approximately $92.9 million.

The $163,000 servicing asset reduction for the six-months ended June 30, 2000 relates to an impairment in the carrying value of the servicing asset related to an Ex-Im Bank medium term loan to a company in the Dominican Republic. Ex-Im Bank has paid the loan principal in full to the investor under the Ex-Im Bank guarantee.

For the six-months ended June 30, 1999, the servicing asset reduction of $239,000 related to an impairment in the carrying value of servicing assets related to certain Ex-Im Bank insured medium term loans made to borrowers in Brazil. That country's macroeconomic pressures during that year led to payment defaults on the loans underlying the assets.

Other loan fee income of $996,000 for the period ended June 30, 2000 includes $446,000 for letter of credit fees, $303,000 of late fees collected, $130,000 of fees collected in conjunction with the Ex-Im Bank restructure of certain Brazilian loans, and $182,000 relating to prepayment penalties imposed on USDA borrowers. This compares to the $551,000 for the period ended June 30, 1999 which included $288,000 for letter of credit fees, $166,000 for late fees on loans and $97,000 of other loan fee income. The increase in letter of credit fees reflects increasing amount of export and import activities conducted by clients, while the increase in late fees collected is the result of a focused collection effort.

NON-INTEREST EXPENSE.  Non-interest expense is comprised of the following items:



                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------
                                            2000             1999             % CHANGE
                                            ----             ----             --------
NON-INTEREST EXPENSE:                          (DOLLARS IN THOUSANDS, UNAUDITED)
Salaries and benefits                     $ 7,413           $10,219               (27%)
Occupancy                                     928               877                 6
Office expenses                               471               483                (2)
Marketing expenses                            831             1,012               (18)
Furniture and equipment                       673               600                12
Outside services                              718               618                16
Loan collection                               115               101                14
Other                                         284               973               (71)
                                          -------           -------           -------
     Total non-interest expense           $11,433           $14,883               (23%)
                                          =======           =======           =======

The 23% or $3.5 million decrease in non-interest expense for the six-month period ended June 30, 2000, as compared with the same period ended June 30, 1999, is primarily attributable to a 27% or $2.8 million decrease in salaries and benefits.

Salaries and benefits for the six-month period ended June 30, 1999 included a $1.7 million bonus paid to the Chairman and Chief Executive Officer, which enabled him to retire a $980,000 note receivable held by the Company and to pay the related income taxes. The note receivable, which was originated in 1994, was provided to finance the Chief Executive Officer's purchase of 614,000 shares of common stock. Salaries and bonuses in 1999 also included $940,000 of cash bonuses paid to the Chief Executive Officer and six members of senior management as compensation for the sale of the Company's last retail branch and the related deposits.

Other expenses for a the six months ended June 30, 2000 include general insurance expense, miscellaneous operating expenses, and an estimated $75,000 guaranty repair on an Ex-Im Bank guaranteed loan claim currently under review by the agency.

Other expenses for the six-month period ended June 30, 1999 included $334,000 for the loss of a government guarantee on a single SBA loan, expenses related to the conversion by the Company to a Connecticut bank and trust company, and various other non-recurring expenses.

INCOME TAXES. The Company's effective tax rate decreased to 39% for the six-month period ended June 30, 2000 from 40.5% for the six-month period ended June 30, 1999. Income from unconsolidated subsidiaries is reported net of income taxes, which are also provided for at a 39% rate for the six-month period ended June 30, 2000. The 1999 rate reflected the non-deductibility of the portion of the Chief Executive Officer's compensation over $1 million.

LOAN ORIGINATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999:

                                           FOR THE THREE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                  JUNE 30, 2000                          JUNE 30, 1999
                                                  -------------                          -------------
                                                            (DOLLARS IN THOUSANDS, UNAUDITED)
                                          PRINCIPAL                               PRINCIPAL
                                           BALANCE           PERCENTAGE            BALANCE            PERCENTAGE
                                           -------           ----------            -------            ----------
LENDING AND SERVICING ACTIVITY:
Loan Originations:
     SBA & USDA                           $ 46,812                  40%           $ 50,752                  37%
     Other commercial                       34,083                  29%             43,188                  31%
                                          --------            --------            --------            --------
       Domestic                             80,895                  69%             93,940                  68%
Ex-Im                                       27,375                  23%             26,680                  20%
Other international                          9,427                   8%             16,669                  12%
                                          --------            --------            --------            --------
       International                        36,802                  31%             43,349                  32%
                                          --------            --------            --------            --------
          Total Originations              $117,697                 100%           $137,289                 100%
                                          ========            ========            ========            ========


Total commercial loan originations decreased 14% or $19.6 million to $117.7 million for the quarter ended June 30, 2000 from $137.3 million for the quarter ended June 30, 1999. Originations for USDA loans which are generally larger individual dollar loans, decreased $7 million although there is a strong pipeline of USDA loans at June 30, 2000. Other commercial loans and insured transactions decreased due to the increasing emphasis on higher margin transactions and diversified credit risk achieved through government guaranteed loans.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30,
1999:

                                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                                       -----------------------------------
                                                     2000             1999           % CHANGE
                                                     ----             ----           --------
                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
Net interest income                                 $1,920           $1,451               32%
Provision for loan losses                              874              449               95
                                                    ------           ------           ------
     Net interest income after provision             1,046            1,002                4
Gain on loan sales                                   4,718            6,189              (24)
Other non-interest income                            3,231            1,746               85
Non-interest expense                                 5,761            5,531                4
                                                    ------           ------           ------
     Income before income taxes                      3,234            3,406               (5)
Income taxes                                         1,077            1,349              (20)
                                                    ------           ------           ------
          Net income                                $2,157           $2,057                5%
                                                    ======           ======           ======
        Basic earnings per share                    $ 0.26           $ 0.26
                                                    ======           ======
        Diluted earnings per share                  $ 0.25           $ 0.25
                                                    ======           ======
        Weighted average shares - basic              8,264            8,160
                                                    ======           ======
        Weighted average shares - diluted            8,384            8,359
                                                    ======           ======


NET INCOME. The 5% or $100,000 increase in net income for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 is the result of an increase in the net interest margin partially offset by a decrease in gain on loan sales.

NET INTEREST INCOME. Net interest income increased 32% or $469,000 for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase is attributable to a 27% or $1.2 million increase in interest income resulting from successive increases in the Prime Rate from July 1999 and through May 2000. The yield on earning assets increased 30% or 218 basis points as a result of a 199 basis point increase in the loan yield and a 183 basis point increase in the investment yield and a change in mix to higher yielding loans. The investment yield was favorably impacted by the higher yields of the increased balance of interest-only strips residuals associated with the Company's loan securitizations and sales. Partially mitigating the effect of the asset yield increases was a 20% or 108 basis point increase in the cost of funds, which along with higher average balances resulted in a 24% or $751,000 increase in interest expense.

AVERAGE BALANCES, INTEREST, YIELDS AND RATES

                                                         FOR THE THREE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                                JUNE 30, 2000                        JUNE 30, 1999
                                                                  INTEREST    AVERAGE                   INTEREST       AVERAGE
                                                       AVERAGE     EARNED/     YIELD/    AVERAGE         EARNED/        YIELD/
                                                       BALANCE      PAID        RATE     BALANCE          PAID           RATE
                                                                                         (DOLLARS IN THOUSANDS, UNAUDITED)
ASSETS:
     Loans (1):
         Commercial                                   $169,663    $  4,462     10.52%   $157,331        $  3,348         8.51%
         Residential                                     1,782          37      8.31%      2,224              43         7.73%
         Other consumer                                    602          15      9.99%        605              13         8.62%
                                                      --------    --------     -----    --------        --------        -----
     Total loans                                       172,047       4,514     10.49%    160,160           3,404         8.50%
     Investment securities                              45,078         815      7.23%     65,651             816         4.97%
     Short term investments/federal funds sold          28,058         419      5.99%     25,674             308         4.81%
                                                      --------    --------     -----    --------        --------        -----
     Total investment securities and funds sold         73,136       1,234      6.76%     91,325           1,124         4.93%
                                                      --------    --------     -----    --------        --------        -----
     Total earning assets                              245,183       5,748      9.38%    251,485           4,528         7.20%
     Total non-earning assets                           63,408                            38,609
                                                      --------                          --------
     Total assets                                     $308,591                          $290,094
                                                      ========                          ========

LIABILITIES:
     Deposits:
         Interest bearing demand deposits             $  3,219    $      9      1.12%   $  2,479        $     13         2.10%
         Premier money market                                0           0      0.00%          5               0         0.00%
         Other savings                                       0           0      0.00%          4               0         0.00%
         Retail and IRA certificates of deposit         26,524         370      5.61%     43,400             566         5.23%
         Brokered certificates of deposit              202,022       3,264      6.50%    178,681           2,377         5.34%
                                                      --------    --------     -----    --------        --------        -----
     Total deposits                                    231,765       3,643      6.32%    224,569           2,956         5.28%
     Warehouse borrowings                                2,310         178        NM         167             119           NM
     Other borrowings                                      397           7      7.09%        177               2         4.53%
                                                      --------    --------     -----    --------        --------        -----
     Total interest bearing liabilities                234,472       3,828      6.57%    224,913           3,077         5.49%
                                                      --------    --------     -----    --------        --------        -----
     Non-interest bearing liabilities:
         Demand deposits                                10,474                             6,896
         Other liabilities                               6,333                             6,842
                                                      --------                          --------
     Total non-interest bearing liabilities             16,807                            13,738
     Stockholders' equity                               57,312                            51,443
                                                      --------                          --------
     Total liabilities and stockholders' equity       $308,591                          $290,094
                                                      ========                          ========
     Net interest income/net interest spread                      $  1,920      2.81%                   $  1,451         1.71%
                                                                  ========     =====                    ========        =====
     Net interest margin                                                        3.10%                                    2.24%
                                                                               =====                                    =====

(1) For purposes of these computations, non-accruing loans are included in the average balance.

(2) The changes in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.


                                                                    2000 COMPARED TO 1999
                                                                     CHANGES DUE TO (2):


                                                         VOLUME        RATE        TOTAL

ASSETS:
     Loans (1):
         Commercial                                    $    324        $    790        $  1,114
         Residential                                         (9)              3              (6)
         Other consumer                                       0               2               2
                                                       --------        --------        --------
     Total loans                                            315             795           1,110
     Investment securities                                 (372)            371              (1)
     Short term investments/federal funds sold               36              75             111
                                                       --------        --------        --------
     Total investment securities and funds sold            (336)            446             110
                                                       --------        --------        --------
     Total earning assets                                   (21)          1,241           1,220
     Total non-earning assets

     Total assets


LIABILITIES:
     Deposits:
         Interest bearing demand deposits              $      2        ($     6)       ($     4)
         Premier money market                                 0               0               0
         Other savings                                        0               0               0
         Retail and IRA certificates of deposit            (237)             41            (196)
         Brokered certificates of deposit                   372             515             887
                                                       --------        --------        --------
     Total deposits                                         137             550             687
     Warehouse borrowings                                    59               0              59
     Other borrowings                                         4               1               5
                                                       --------        --------        --------
     Total interest bearing liabilities                     200             551             751
                                                       --------        --------        --------
     Non-interest bearing liabilities:
         Demand deposits
         Other liabilities

     Total non-interest bearing liabilities
     Stockholders' equity

     Total liabilities and stockholders' equity

     Net interest income/net interest spread           ($   221)       $    690        $    469
                                                       ========        ========        ========
     Net interest margin


(1) For purposes of these computations, non-accruing loans are included in the average balance.

(2) The changes in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INTEREST INCOME. Interest income increased 27% or $1.2 million to $5.7 million for the quarter ended June 30, 2000 from $4.5 million for the quarter ended June 30, 1999. The increase was partially the result of changes in the Prime Rate which cumulatively increased from 7.75% to 9.50% during the past twelve months.

INTEREST EXPENSE. Interest expense increased 24% or $751,000, reflecting a 108 basis point increase in the cost of funds. The brokered certificate of deposit average cost increased 21.7% or 116 basis points reflecting the rising interest rate environment. The average balance of these deposits increased 13% or $23.3 million as the Company reduced its excess liquidity. Subsequent to the March 1999 sale of the Company's last retail branch facility and related checking, savings and money market deposits, the Company has relied on time deposits, in conjunction with lines of credit and commercial paper and sales facilities to fund loan volume. The average balance of retail certificates of deposit decreased by 38.9% or $16.9 million. The balance of these certificates during the quarter ended June 30, 1999 reflected the results of a marketing campaign for one-year certificate of deposit undertaken by the Company in March 1999 in anticipation of the sale of the Bank branch and certain deposits. The Company did not aggressively seek to retain these deposits by matching market rates as they matured in the quarter ended June 30, 2000.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $874,000 for the quarter ended June 30, 2000 as compared to $449,000 for the quarter ended June 30, 1999. The provision for the quarter ended June 30, 2000 included $100,000 to increase the allowance for loan losses to $4,650,000. See "Allowance for Loan Losses" for further analysis of the provision and related data.

NON-INTEREST INCOME.  Non-interest income is comprised of the following items:

                                                 FOR THE THREE MONTHS ENDED
                                                           JUNE 30,
                                                           --------
NON-INTEREST INCOME:                           2000         1999           % CHANGE
--------------------                           ----         ----           --------
                                             (DOLLARS IN THOUSANDS, UNAUDITED)
Gain on loan sales:
SBA                                          $ 1,358       $ 1,598             (15%)
USDA                                             501           981             (49)
  Ex-Im working capital                           60           131             (54)
  Ex-Im medium term                              843           375             125
  Inventory buyer credit                          38            --              --
                                             -------       -------         -------
       Gain on guaranteed loan sales           2,800         3,085              (9)
  Other loans                                    305           223              37
  Loan sales to sales facility                    95            --              --
  Loan backed securitizations                  1,338         2,810             (52)
  Loans to commercial paper conduit              180            71             154
                                             -------       -------         -------
       Total gain on loan sales                4,718         6,189             (24)
Loan servicing income and fees                 2,671         1,633              64
Service charges and other deposit fees            --             6            (100)
Income from unconsolidated companies             472            72             556
Other income                                      88            35             151
                                             -------       -------         -------
Total non-interest income                    $ 7,949       $ 7,935               0%
                                             =======       =======         =======

Gain on guaranteed loan sales decreased 9% or $285,000. Although originations and sales of SBA loans for the quarter ended June 30, 2000 were comparable to the originations and sales for the quarter ended June 30, 1999, the gain on these sales decreased 15% or $240,000. The relative gain on SBA loan sales of 516 basis points (measured as gain compared to SBA guaranteed portion of loan sold) continues to reflect market deterioration which occurred during the last two quarters of 1999. The Company believes that the deterioration was the result of accelerated prepayment assumptions utilized in the marketplace and potential liquidity concerns.

Gain on the sale of USDA loans decreased 49% or $480,000. The relative gain on USDA loan sales increased to 858 basis points for the quarter ended June 30, 2000 from 638 basis points for the quarter ended June 30, 1999. However, originations and sales of these loans decreased by 47%. Such variability is expected for these originations, as the loans are generally larger in size than the Bank's typical borrowers, more complex to close, and a borrower must meet specific eligibility requirements to access the program.

The relative gain on Ex-Im term loans decreased to 400 basis points from 443 basis points due to the mix of loans sold. The principal balances of Ex-Im term loans originated and sold increased by 74% and 150%, respectively, for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.


LOAN SERVICING INCOME AND FEES                    FOR THE THREE MONTHS ENDED
                                                           JUNE 30,
                                              ----------------------------------------
                                              2000           1999             % CHANGE
                                              ----           ----             --------
Loan Servicing Income:                           (DOLLARS IN THOUSANDS, UNAUDITED)
  SBA guaranteed loans                     $    1,080       $      856               26%
  USDA guaranteed loans                           438              234               87
  Ex-Im working capital loans                     119               61               95
  Ex-Im medium term loans                         288               68              324
  Loan securitizations                            221               42              426
  Other loans                                      17              186              (91)
                                           ----------       ----------       ----------
        Net loan servicing income               2,163            1,447               49
Other fees                                        508              186              173
                                           ----------       ----------       ----------
Total loan servicing income and fees       $    2,671       $    1,633               64%
                                           ==========       ==========       ==========

LOANS MANAGED FOR OTHERS

Average balance                            $  977,388       $  691,107               41%
                                           ==========       ==========       ==========
Ending balance                             $1,009,854       $  735,149               37%
                                           ==========       ==========       ==========

The increase in loan servicing and other fee income reflects the mix of the 41% or $286.3 million increase in the average balance of loans managed for others.

Other fee income for the quarter ended June 30, 2000 includes $175,000 of late fees collected, $151,000 of prepayment penalty income from USDA borrowers, and $145,000 of letter of credit fee income. This compares to $83,000 of late fees, $96,000 of letter of credit income and $8,000 of other loan fee income during the same period of 1999. The increase in late fees collected is a result of a focused collection effort while letter of credit fees have increased as clients increase their trade activities.

NON-INTEREST EXPENSE.  Non-interest expense is comprised of the following items:

                                              FOR THE THREE MONTHS ENDED
                                                        JUNE 30,
                                            -------------------------------
                                            2000         1999      % CHANGE
                                            -----       ------     --------
NON-INTEREST EXPENSE:                      (DOLLARS IN THOUSANDS, UNAUDITED)
Salaries and benefits                      $3,711       $3,552            4%
Occupancy                                     442          422            5
Office expenses                               250          273           (8)
Marketing expenses                            440          526          (16)
Furniture and equipment                       338          306           10
Outside services                              342          300           14
Loan collection                                68           30          127
Other                                         170          122           39
                                           ------       ------       ------
          Total non-interest expense       $5,761       $5,531            4%
                                           ======       ======       ======

Non-interest expense for the quarter ended June 30, 2000 increased 4% or $230,000 when compared to the quarter ended June 30, 1999. Salaries and benefits expense increased 4% or $159,000, reflecting a 7% increase in the average number of full time employees for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 as well as a 3% annual salary increase effective April 1, 2000.

Non-personnel related non-interest expenses remained relatively flat at $2.0 million for both the quarters ended June 30, 2000 and June 30, 1999, reflecting increases due to continued expansion offset by ongoing expense controls.

INCOME TAXES. The Company's effective tax rate for the quarter ended June 30, 2000 was 39% as compared to 40% for the quarter ended June 30, 1999.


DISCUSSION OF CHANGES IN FINANCIAL CONDITION TO JUNE 30, 2000 FROM DECEMBER 31, 1999

GENERAL. Total assets increased 2% or $7.0 million to $335.0 million at June 30, 2000 from $328.0 million at December 31, 1999.

INVESTMENT SECURITIES. The increase in the balance of investment securities of $16.6 million reflects a $14.6 million increase in government securities and $3.0 million of interest-only strips associated with the March and June 2000 securitizations, net of amortization of existing interest-only strips. In addition to providing interest income and liquidity, the Company uses certain securities to collateralize various lines of credit.

RECEIVABLE FROM LOANS SOLD. This decrease in the receivable from loans sold reflects the settlement of loans sold at the end of the period, which is usually collected with 30 days.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES. Certain of the unconsolidated subsidiaries put loans into the Company's securitizations. The Company's investment in the subsidiaries was accordingly reduced when the loans were securitized.

PREPAID EXPENSES AND OTHER ASSETS. The increase in prepaid and other assets represents an increase of $3.9 million in claims receivable from the insurer of three of the Bank's international loan products. These claims are generally settled in three months. The claims outstanding at June 30, 2000 were filed in May and June 2000.

SERVICING ASSETS. The increase in servicing asset primarily represents the asset recognized on the sale of guaranteed SBA, USDA and Ex-Im Bank guaranteed loans.

DEPOSIT LIABILITIES. Deposit liabilities increased by $5.8 million. The Company's brokered certificates of deposit increased by $17.7 million during the period while retail certificates of deposit decreased by $13.1 million. The run-off in retail certificates has been primarily in certificates with a one-year maturity. These certificates were offered in March 1999 in anticipation of the Company's sale of its last retail branch facility. The Company generally obtains certificates with maturities of less than one year.

LOANS. The Company's loan portfolio and loans managed for others portfolio were as follows:

                                                                         JUNE 30,          DECEMBER 31,
LOAN PORTFOLIO                                                             2000               1999
--------------                                                             ----               ----
                                                                            (DOLLARS IN THOUSANDS)
                                                                        (UNAUDITED)
SBA & USDA loans                                                        $    13,642        $    16,433
Other commercial                                                             51,482             45,756
Equipment                                                                       160                993
Energy                                                                          328                 20
Ex-Im                                                                         7,192             15,558
Privately insured term                                                       27,542             19,073
Privately insured import                                                      6,222              4,464
                                                                        -----------        -----------
     Total commercial loans                                                 106,568            102,297
Residential real estate                                                       1,773              1,828
Other consumer                                                                  597                628
                                                                        -----------        -----------
     Total loans                                                            108,938            104,753
Loans held for sale                                                          42,687             44,587
Less:
     Discount on retained loans                                               3,290              3,371
     Net deferred loan origination costs                                       (120)               (16)
     Allowance for loan losses                                                4,650              4,550
                                                                        -----------        -----------
     Loans, net                                                         $   143,805        $   141,435
                                                                        ===========        ===========


LOANS MANAGED FOR OTHERS
Guaranteed Loans
     SBA & USDA                                                         $   433,506        $   406,979
     Ex-Im                                                                  146,449            129,518
                                                                        -----------        -----------
                                                                            579,955            536,497
Unguaranteed Portions and Unguaranteed Loans
     SBA & USDA                                                              39,478             43,334
     Securitized commercial loans                                           264,861            210,764
     Domestic loans sold to commercial paper and sales facilities            37,047             41,529
     International loans sold to commercial paper facility                   24,408             28,845
     Other commercial                                                        62,406             63,836
     Home equity lines                                                        1,265              1,504
                                                                        -----------        -----------
                                                                            429,465            389,812

     Residential Real Estate                                                    434                443
                                                                        -----------        -----------

Total loans managed for others                                          $ 1,009,854        $   926,752
                                                                        ===========        ===========
Total loans under management                                            $ 1,161,479        $ 1,076,092
                                                                        ===========        ===========

Net loans minimally increased 1.6% or $2.4 million to $143.8 million at June 30, 2000 from $141.4 million at December 31, 1999 after sales and securitizations were completed during the period. Loan originations, including the origination of lines of credit, were $220.2 million for the six months ended June 30, 2000.

ALLOWANCE FOR LOAN LOSSES. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At June 30, 2000, the Allowance totaled $4.7 million and represents 3.1% of loans and loans held for sale. The Allowance totaled $4.6 million at December 31, 1999 and represented 3.0% of loans. In establishing the level of the Allowance, the Company considers the percentage of unguaranteed commercial loans, the seasoning of the commercial loan portfolio, and the introduction of new loan products where the Company has limited historical experience. Net charge-offs for the six-month period ended June 30, 2000 decreased $106,000 to $1.3 million from $1.4 million for the three-month period ended June 30, 1999. The Allowance at June 30, 2000 covered 1999 annual charge-offs 1.82 times.


ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
-----------------------------------------

                                                                                                                        FOR THE
                                                                                                                          YEAR
                                                       FOR THE THREE MONTHS             FOR THE SIX MONTHS                ENDED
                                                          ENDED JUNE 30,                   ENDED JUNE 30,              DECEMBER 31,
                                                          --------------                   --------------              ------------
                                                       2000            1999             2000             1999             1999
                                                       ----            ----             ----             ----             ----
                                                                          (DOLLARS IN THOUSANDS, UNAUDITED)
Balance of allowance for loan losses
     at the beginning of the period                 $  4,550         $  4,500         $  4,550         $  4,000         $  4,000
Charge-offs:
     SBA/USDA loans                                       19               64               38              157              292
     Ex-Im working capital loans                         126               --              144              188              260
     Insured term loans                                  293               --              293              113              529
     Other commercial loans                              208              127              238              749            1,199
     Privately insured                                    --              239              473              265              264
     Non-owner occupied commercial mortgages              --               --               --               --                3
     Other loans                                         179               --              245               --                2
                                                    --------         --------         --------         --------         --------
          Total charge-offs                              824              430            1,431            1,472            2,549
Recoveries:
     SBA loans                                            --                1               30                2                3
     Other commercial loans                               50               30               69               31               75
     Non-owner occupied commercial mortgages              --               --               --               --                2
                                                    --------         --------         --------         --------         --------
          Total recoveries                                50               31               99               33               80
                                                    --------         --------         --------         --------         --------
Net charge-offs                                          774              399            1,332            1,439            2,469
Provision for loan losses                                874              449            1,432            1,989            3,019
                                                    --------         --------         --------         --------         --------
Balance of allowance for loan
     losses at end of period                        $  4,650         $  4,550         $  4,650         $  4,550         $  4,550
                                                    ========         ========         ========         ========         ========
Total loans and loans held for sale                 $151,625         $154,349         $151,624         $154,349         $149,340
                                                    ========         ========         ========         ========         ========
Allowance to total loans                                 3.1%             3.0%             3.1%             3.0%             3.0%
                                                    ========         ========         ========         ========         ========

Non-performing loans for the six-month period ended June 30, 2000 decreased $868,000 to $4.1 million from December 31, 1999. Non-performing loans relative to total loans decreased to 2.70% at June 30, 2000 from 3.32% at December 31, 1999.

The following table sets forth information regarding the Company's non-performing loans at the dates indicated:



NON-PERFORMING LOANS                              JUNE 30,     DECEMBER 31,
                                                   2000           1999
                                                  -------      --------
Commercial:                                       (DOLLARS IN THOUSANDS, UNAUDITED)
   Unguaranteed portions:
           SBA and USDA loans                     $1,036         $1,264
           Ex-Im working capital loans               196            397
   Other international loans                       1,540          1,759
   Commercial mortgage loans                          --             49
   Other commercial loans                          1,318          1,358
Consumer                                              --            131
                                                  ------         ------
           Total non-performing loans             $4,090         $4,958
                                                  ======         ======
Total non-performing loans to total loans           2.70%          3.32%
                                                  ======         ======
Total non-performing loans to total assets          1.22%          1.51%
                                                  ======         ======
Allowance to total non-performing loans              114%            92%
                                                  ======         ======

The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis, and therefore allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. Loans to foreign entities at June 30, 2000 represented 19% of total loans. Such loans are U.S. dollar denominated and either 100% Ex-Im Bank guaranteed or carry private insurance equal to 80-90% of the loan balance. The Company's private credit insurance policies include an aggregate deductible which provides that the Company is responsible for the first loss on the uninsured portion of a loan.

                                                               JUNE 30,         DECEMBER 31,
                                                                 2000               1999
                                                            ---------------   -----------------
                                                            (DOLLARS IN THOUSANDS, UNAUDITED)
ALLOCATION OF THE ALLOWANCE BY
CATEGORY OF LOANS:
Unguaranteed Portions of:
     SBA & USDA loans                                                 $711                $820
     Ex-Im working capital loans                                       136                 202
Other international loans                                              492                 763
Commercial mortgage loans                                              113                 139
Other commercial loans                                               2,360               1,759
Investor mortgage loans                                                 31                  26
Residential and other consumer loans                                    15                  35
Loans held for sale                                                    214                 223
Unallocated                                                            578                 583
                                                            ---------------   -----------------
     Total allowance for loan losses                                $4,650              $4,550
                                                            ===============   =================

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
Unguaranteed Portions of:
     SBA & USDA loans                                                 9.0%               11.0%
     Ex-Im working capital loans                                      3.7%                5.9%
Other international loans                                            23.2%               20.1%
Ex-Im medium term loans                                               0.0%                0.1%
Commercial mortgage loans                                             1.3%                5.4%
Other commercial loans                                               31.9%               25.1%
Investor mortgage loans                                               1.0%                0.9%
Residential and other consumer loans                                  1.6%                1.6%
Loans held for sale                                                  28.3%               29.9%
                                                            ---------------   -----------------
                                                                    100.0%              100.0%
                                                            ===============   =================

STOCKHOLDERS' EQUITY. Stockholders' equity increased 6.7% or $3.7 million to $58.7 million at June 30, 2000 from $55.0 million at December 31, 1999 due to the retention of earnings net of two quarterly dividends of $.03 per share for a total of $496,000 during the period.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of liquidity and funding are certificates of deposit, a warehouse line of credit, commercial paper conduits and loan sales and securitizations. Secondary sources of liquidity include a Federal Home Loan Bank line of credit and federal funds purchased.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels, estimated liquidity needs for maturing certificates of deposit, approved extensions of credit, and unadvanced commitments to existing borrowers in determining the level and maturity of funding necessary to support operations. The on-going sale of the government guaranteed portions of loans at origination also provides cash to fund operations. Loan sales totaled $220.1 million for the six-month period ended June 30, 2000, and reflected a comparable dollar amount to loans originated for the period.

As of June 30, 2000 the Company had outstanding commitments to fund loans and lines of credit of $84.2 million and had issued letters of credit totaling $40.9 million of which $29.1 million reflects issuances under guaranteed programs.

A subsidiary of the Bank has entered into interest rate swaps based on an aggregate amount of $28 million at June 30, 2000. The intent of the swap is to mitigate interest rate risk inherent in the sale of revolving commercial loans to a commercial paper facility. The swap provides for net settlement on a monthly basis which is recorded as an adjustment to interest income. For the six-month period ended June 30, 2000, $37,000 of interest expense had been recorded related to the swap.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies and maintains a "well-capitalized" status with a total capital to risk-weighted assets ratio of 11.28% and a Tier 1 capital to assets or leverage ratio of 18.55% at June 30, 2000.

There are currently proposed regulatory amendments to risk based capital rules which are expected to require banks to have additional capital for "retained interests," as defined in the rules, that are associated with loans sold or securitized. The regulations are expected to require the Company to (1) reduce its level of retained interests relative to capital by the sale of these interests or raise additional capital to support such activities and (2) to structure certain future loan sales or securitization transactions in a manner which may be less economically favorable to the Company. Both of these courses of action may reduce future earnings. Additionally, the Company may be required to obtain additional capital to finance future securitizations or sales transactions; if the Company is not able to obtain such additional capital on terms acceptable to the Company, the Company may be required to reduce or eliminate securitizations after such regulations take effect because the terms of available securitizations (i.e., with a decreased level of retained interests) may not be economically feasible or attractive to the Company. These regulations are currently open for comment and management will monitor the impact on the Company as the regulations become more definitive.

The Company believes that, even if it is not able to continue to do securitizations on an economical basis in the future, it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations and commitments, and certificate of deposit maturities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative discussion and analysis regarding market risk was set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is filed with the Securities and Exchange Commission.

Over the past twelve months there have been six increases in the Prime Rate totaling 175 basis points. As depicted in the December 31, 1999 interest rate gap analysis, the Company is asset sensitive and net interest income generally increases in a rising rate environment. However, future changes in interest rates along with prepayments and loan losses may impact the recoverability of the Company's investment in interest only-strips and junior bonds related to loans securitized. Each quarter, the Company considers the actual and projected performance of these three variables, among other factors, in calculating the net present value of its interest-only strips and other retained interests. To date, the favorable performance in actual prepayments and loan losses had given rise to calculated values for the retained interests in excess of the carrying values. At June 30, 2000 this excess value decreased for two of the Company's commercial term loan securitizations because they include some fixed rate loans which have not increased while the coupon paid to investors on the LIBOR-based bonds has increased. While the Company has determined that the interest-only strips for these transactions are not currently impaired, impairment could occur in the future if interest rates continue to increase without adequate decreases in subsequent periods, or if prepayments or loans losses occur at rates greater than those currently projected. There have been no other material changes in the Company's interest rate risk position since December 31, 1999.

Other types of market risk, such as foreign exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities. During late 1998 and continuing through 1999, the capital markets experienced rapid and extreme changes evidenced by a decline of investor demand for certain asset-backed securities that carried a credit agency rating less than the highest ratings available and a widening of the spreads between the interest rates on treasury securities and interest rates on asset-backed securities. The uncertainties were exacerbated in late 1999 with concerns over Year 2000 market preparedness. The "flight to quality" by asset-backed investors requires issuers like the Company to provide a greater level of credit enhancement to attain higher credit ratings for a larger percentage of the securitization in order to make the transaction marketable. The widening of spreads in the asset-backed capital markets reduces the earnings on a securitization and, if such events were to occur in the future, could limit the amount of borrowings available to the Company under its warehouse lines of credit and may make future securitizations economically unfeasible. In the six-month period ended June 30, 2000, the Company noted some favorable improvements in the yields from the market but not to the levels of the first half of 1999.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  At the Annual Meeting of Shareholders of the Company held on May 2, 2000 at the Hartford Hilton Hotel in Hartford, Connecticut, the following proposals were approved by the holders of the Company's common stock voting as indicated:

                  1. Proposal to elect two Directors of the Company who will each serve for a three-year term to expire in 2003:

                                                                 For           Withheld
                      Class III Directors:  Arnold L. Chase   6,796,128         44,256
                                            Cheryl A. Chase   6,796,128         44,256

                  2. Proposal to approve the First International Bancorp, Inc. 2000 Stock Option Plan and reserve 150,000 shares of the Company's common stock for issuance upon exercise of stock options granted under the plan:

                                  For                     6,670,992
                                  Withheld                  117,343
                                  Against                    52,049


                  3. Proposal to ratify the January 27, 1999 sale of 200,000 shares of the Company's common stock to its Chairman, President and Chief Executive Officer:

                                  For                     6,663,138
                                  Withheld                  117,377
                                  Against                    59,869

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit
                  Number   Description

                  3.1 Amended and Restated Certificate of Incorporation of the Registrant.*

                  3.2      Amended and Restated By-laws of the Registrant.*

                  10.23 Sale and Servicing Agreement among FIB Business Loan Trust 2000-A, First International Bank and FIB Holdings, Inc. for the FIB Business Loan Notes, Series 2000-A.

                  11.1     Computation of Per Share Earnings.

                  27       Financial Data Schedule.

         * Denotes an exhibit which has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-31339.


         Reports on Form 8-K
         -------------------
         The Registrant did not file any reports on Form 8-K during the second quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First International Bancorp, Inc.
                                   ---------------------------------------------
                                   (Registrant)


Date:    August 14, 2000                  By: /s/ Brett N. Silvers
      ---------------------                  -----------------------------------
                                              Brett N. Silvers
                                              Its Chief Executive Officer
                                                and Chairman of the Board



Date:    August 14, 2000                  By: /s/ Leslie A. Galbraith
      ---------------------                  -----------------------------------
                                              Leslie A. Galbraith
                                              Its Chief Operating Officer,
                                                Executive Vice President,
                                                and Secretary



Date:    August 14 , 2000                 By: /s/ Shaun P. Williams
      ---------------------                  -----------------------------------
                                              Shaun P. Williams
                                              Its Chief Financial Officer,
                                              Executive Vice President,
                                                and Treasurer

                                  EXHIBIT INDEX



Exhibit No.       Description

10.23 Sale and Servicing Agreement among FIB Business Loan Trust 2000-A, First International Bank and FIB Holdings, Inc. for the FIB Business Loan Notes, Series 2000-A

11.1              Computation of Per Share Earnings

27                Financial Data Schedule