Form 10-Q
period 2000-09-30
FIRST INTERNATIONAL BANCORP INC
filed 2000-11-14
CIK 1040339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended     SEPTEMBER 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -------------

                         COMMISSION FILE NUMBER 0-22861

                        FIRST INTERNATIONAL BANCORP, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                     06-1151731
--------                                                     ----------
State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

280 TRUMBULL STREET, HARTFORD, CT                            06103
---------------------------------                            -----
Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code           860-727-0700
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
Yes       [X]                 No [ ]
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, issued and outstanding on November 10, 2000 was 8,270,699. .

                                      INDEX

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY


PART I.                 FINANCIAL INFORMATION                                                               PAGE
                                                                                                            ----
Item 1.                 Financial Statements (unaudited)

                        Condensed Consolidated Balance Sheets
                        September 30, 2000 and December 31, 1999                                              3

                        Condensed Consolidated Statements of Income
                        Three and Nine Months Ended September 30, 2000 and 1999                               4

                        Condensed Consolidated Statements of Cash Flows
                        Three and Nine Months Ended September 30, 2000 and 1999                               5

                        Notes to Unaudited Condensed Consolidated Financial Statements                        6

Item 2.                 Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                         8

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk                           31

PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                    32

Item 2.                 Changes in Securities                                                                32

Item 3.                 Defaults upon Senior Securities                                                      32

Item 4.                 Submission of Matters to a Vote of Security Holders                                  32

Item 5.                 Other Information                                                                    32

Item 6.                 Exhibits and Reports on Form 8-K                                                    32-33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2000            1999
                                                (UNAUDITED)
Cash and cash equivalents ...............        $ 34,273        $ 47,532
Investment securities ...................          49,095          34,010
Loans, net ..............................         134,253         141,435
Premises and equipment, net .............           4,172           4,326
Receivable from loans sold ..............          36,347          50,980
Investment in unconsolidated subsidiaries          16,001          15,277
Servicing assets ........................          31,020          24,404
Prepaid expenses and other assets .......          16,885          10,080
                                                 --------        --------
     Total assets .......................        $322,046        $328,044
                                                 ========        ========


          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                  2000                 1999
                                                              (UNAUDITED)
Deposits .............................................        $   256,876         $   266,300
Other liabilities ....................................              5,266               6,757
                                                              -----------         -----------
     Total liabilities ...............................            262,142             273,057

Stockholders' equity:
Preferred stock ($0.10 par value; 2,000,000 shares
  authorized; no shares issued and outstanding) ......                 --                  --

Common stock ($0.10 par value; 12,000,000 shares
  authorized; shares issued and outstanding: 8,267,024
  and 8,259,818) .....................................                826                 826

Paid-in capital in excess of par value, net ..........             34,803              34,788
Stockholder note receivable ..........................             (1,980)             (1,980)
Accumulated other comprehensive income ...............                 32                  94
Retained earnings ....................................             26,223              21,259
                                                              -----------         -----------

      Total stockholders' equity .....................             59,904              54,987
                                                              -----------         -----------

      Total liabilities and stockholders' equity .....        $   322,046         $   328,044
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

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                          -------------            -------------
                                                                        2000         1999        2000        1999
                                                                        ----         ----        ----        ----
INTEREST INCOME:
      Loans, including net fees .................................    $  4,452    $  3,889     $ 13,478    $ 10,082
      Investment securities .....................................       1,186         543        2,770       1,849
      Short term investments/Federal funds sold .................         694         137        1,706       1,131
                                                                     --------    --------     --------    --------
          Total interest income .................................       6,332       4,569       17,954      13,062
INTEREST EXPENSE:
      Deposits ..................................................       4,214       2,547       11,421       7,862
      Other .....................................................        --           312          312         656
                                                                     --------    --------     --------    --------
          Total interest expense ................................       4,214       2,859       11,733       8,518
                                                                     --------    --------     --------    --------
      Net interest income .......................................       2,118       1,710        6,221       4,544
PROVISION FOR POSSIBLE LOAN LOSSES ..............................       1,160         412        2,592       2,401
                                                                     --------    --------     --------    --------
      Net interest income after
          provision for possible loan losses ....................         958       1,298        3,629       2,143
NON-INTEREST INCOME:
      Gain on sale of:
          Guaranteed loans ......................................       3,142       2,180        8,527       8,052
          Other loans ...........................................         129         131          651         388
          Loan-backed securitizations ...........................         114       1,401        3,239       4,358
          Loans to commercial paper conduits and sales facilities       1,344        (181)       2,051         (28)
                                                                     --------    --------     --------    --------
                Total gains on loan sales .......................       4,729       3,531       14,468      12,770

      Loan servicing income and fees ............................       2,250       1,599        6,844       4,492
      Income from unconsolidated subsidiaries ...................         152          81          976         208
      Gain on sale of branch ....................................        --          --           --         8,915
      Other income ..............................................          49          35          174          87
                                                                     --------    --------     --------    --------
          Total non-interest income .............................       7,180       5,246       22,462      26,472
                                                                     --------    --------     --------    --------
      Total operating income ....................................       8,138       6,544       26,091      28,615
NON-INTEREST EXPENSE:
      Salaries and benefits .....................................       4,113       3,679       11,526      13,898
      Occupancy .................................................         484         449        1,413       1,326
      Office expenses ...........................................         237         273          709         755
      Marketing .................................................         407         427        1,237       1,439
      Furniture and equipment ...................................         341         317        1,014         917
      Outside services ..........................................          99         993          817       1,612
      Other .....................................................         243         219          641       1,292
                                                                     --------    --------     --------    --------
          Total non-interest expense ............................       5,924       6,357       17,357      21,239
                                                                     --------    --------     --------    --------
      Income before income taxes ................................       2,214         187        8,734       7,376
PROVISION FOR INCOME TAXES ......................................         804          44        3,025       2,959
                                                                     --------    --------     --------    --------
          NET INCOME ............................................    $  1,410    $    143     $  5,709    $  4,417
                                                                     ========    ========     ========    ========

BASIC EARNINGS PER COMMON SHARE .................................    $   0.17    $   0.02     $   0.69    $   0.55
                                                                     ========    ========     ========    ========

DILUTED EARNINGS PER COMMON SHARE ...............................    $   0.17    $   0.02     $   0.68    $   0.53
                                                                     ========    ========     ========    ========

DIVIDENDS PER COMMON SHARE ......................................    $   0.03    $   0.03     $   0.09    $   0.09
                                                                     ========    ========     ========    ========

                See accompanying notes to unaudited consolidated
                             financial statements.

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                                       2000             1999
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash provided by operating activities .....................        $  5,740         $ 17,138
                                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net decrease in loans .........................................           7,182           12,895
             Increase in investment in unconsolidated subsidiaries .........            (724)          (6,942)
             Purchase of investment securities available for sale ..........         (26,050)         (80,653)
             Purchase of equity securities available for sale ..............            --               (177)
             Proceeds from maturities and principal repayments of investment
              securities available for sale ................................          10,747           66,815
             Proceeds from maturities and principal repayments of investment
              securities held to maturity ..................................             308              683
             Proceeds from redemption of equity securities .................            --                934
             Proceeds from sale of other real estate owned .................            --                 91
             Proceeds from sale of branch premises .........................            --                185
             Capital expenditures, net .....................................            (309)          (1,237)
                                                                                    --------         --------

                   Net cash used in investing activities ...................          (8,846)          (7,406)
                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net decrease in deposits ......................................          (9,424)         (22,031)
             Net increase in other borrowings ..............................            --             (1,048)
             Proceeds from sale of common stock and option exercise ........              15            2,257
             Principal payment on stockholder note receivable ..............            --                941
             Principal advance on stockholder note receivable ..............            --             (1,980)
             Dividends paid ................................................            (744)            (730)
                                                                                    --------         --------

                   Net cash used in financing activities ...................         (10,153)         (22,591)
                                                                                    --------         --------

Net decrease in cash and cash equivalents ..................................         (13,259)         (12,859)
Cash and cash equivalents at beginning of period ...........................          47,532           58,335
                                                                                    --------         --------

Cash and cash equivalents at end of period .................................        $ 34,273         $ 45,476
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

Since March 2000, the Company has established contractual alliances with business-to-business electronic marketplaces serving fifteen different global industrial sectors: ChemIndustry.com (chemicals), CheMatch.com (commodity chemicals, plastics and fuel products), EcomTextile.com (textiles), Enermetrix.com (electricity and natural gas), e-STEEL.com (steel), ForgeFinder.com (forged metals), Global Food Exchange (food), MachineTools.com (industrial equipment), OilfieldCapital.com (oilfield financial services), Plasticscommerce.com (plastics), RailNet-USA.com (railroads), RFQsolutions.com (custom manufactured parts), Textrade.com (textiles), TradeAir.com (aerospace parts), and wireConnect.com (wire and cable). Under the alliance agreements, the Company will seek to finance the settlement of transactions between businesses buying and selling products and services in the industrial e-commerce marketplaces, as well as to meet many of their other credit needs.

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

Comprehensive Income
The Company's "comprehensive income," defined as the change in the equity of a business enterprise during a period from nonowner sources, is comprised only of changes in the valuation allowance for the investment portfolio. The impact of the change in the market value of the "available for sale" investment portfolio for the nine month periods ended September 30, 2000 and 1999, totaled ($62,000) and $23,000, respectively, after income taxes.


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

In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation Plans - An Interpretation of APB 125," with an effective date of July 1, 2000 to be applied prospectively to new plans or changes in existing plans. The Statement establishes accounting standards for the recognition of compensation expense for awards of stock to employees as well as for changes in the exercise price of existing awarded options. There have been no changes to the existing stock plan or changes to existing awarded options that impact the Company's financial position, results of operations, or cash flow.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces Statement No. 125. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Statement revises standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Company is currently evaluating the expected impact upon the structure and economics of any future loan sales and securitizations and upon the Company's financial position, results of operations, or cash flows and financial statement disclosures.


3.        DIVIDEND PAYMENTS

The Company paid cash dividends in the amount of $0.03 per share on August 18, 2000. On October 31, 2000, the Company declared a dividend of $0.03 per share payable on November 17, 2000, to shareholders of record as of the close of business on November 7, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in any forward-looking statements made by, or on behalf of, the Company. In addition to the risks and uncertainties of ordinary business operations, the following include some other, but not all, of the factors or uncertainties that could cause actual results to differ from projections or from historical performance: (i) a general economic slowdown;
(ii) inability of the Company to continue to manage its growth strategy either domestically or internationally; (iii) the continuation in their present form of the government guarantee loan programs of the U. S. Small Business Administration ("SBA"), the U. S. Department of Agriculture ("USDA") and the Export-Import Bank of the United States ("Ex-Im Bank") upon which a significant portion of the Company's business depends; (iv) unpredictable delays or difficulties in the development and introduction of new products and programs;
(v) the Company's ability to continue its recent growth by relying on non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations; (vi) a disruption in the U.S. capital markets which may delay or prevent the Company from receiving funding under its warehouse lines of credit or completing loan sales or securitizations, or inability of the Company to continue to accept brokered certificates of deposit since the Company depends on a mix of these funding sources for its operations;
(vii) the Company's ability to accurately estimate loan losses, prepayment on loans and to realize the recorded values of retained interests associated with securitization assets and to realize the recorded values of servicing assets associated with historical loan sales; (viii) changes in the base interest rate such as Prime or LIBOR which may reduce the excess cash flow available to service the Company's residual assets from loan sales and securitization and cause the Company to be unable to realize the recorded values of retained interests associated with these residual assets; (ix) regulatory, accounting and legislative changes in rules or interpretations of rules that may occur in the future, including changes that could (A) require the Company to raise additional capital in order to continue to meet risk based capital requirements based on possible regulatory amendments relative to retained interests in securitizations and loan sales and/or (B) result in the need to decrease or eliminate future securitizations due to the effect on the available terms of such securitizations if the Company is required to reduce its level of retained interests with respect to such securitizations; and (x) fluctuations in the quarterly operating results due to a number of factors, including among others, variations in the volume of loans originated and changes in the capital markets' pricing of yields on loan sales and securitizations which may cause variations in the effective interest rates yielded on loans and retained interests. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which is filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


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

GENERAL

The Company's earnings have been historically derived from (i) the origination, sale and securitization of government guaranteed and other commercial loans,
(ii) net interest income,
which is the difference between interest earned on interest-earning assets (principally loans) and interest-bearing liabilities (principally deposits), and
(iii) fee income on loans serviced for others. On March 26, 1999, the Company sold its last retail branch and its checking and savings accounts. The Company retained its certificates of deposit and continues to issue retail and brokered certificates of deposit. The Company also expects to continue to obtain funding for its operations from warehouse lines of credit, the sale of loans on a loan-by-loan basis, the sale of loans to commercial paper conduits and other sales facilities and, subject to the effect of proposed regulatory changes, the sale of loans in securitization transactions.

LOAN ORIGINATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:

                                  FOR THE NINE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                      SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                      ------------------        ------------------
                                          (DOLLARS IN THOUSANDS, UNAUDITED)
                                   PRINCIPAL                PRINCIPAL
                                    BALANCE    PERCENTAGE    BALANCE     PERCENTAGE
                                    -------    ----------    -------     ----------
LENDING AND SERVICING ACTIVITY:
Loan Originations:
     SBA & USDA ...............    $131,827          38%    $124,663          34%
     Other commercial .........      98,230          28%     112,245          30%
                                   --------    --------     --------    --------
          Domestic ............     230,057          66%     236,908          64%

     Ex-Im ....................      95,562          27%      84,323          23%
     Other international ......      25,161           7%      46,618          13%
                                   --------    --------     --------    --------
          International .......     120,723          34%     130,941          36%

                                   --------    --------     --------    --------
          Total Originations ..    $350,780         100%    $367,849         100%
                                   ========    ========     ========    ========

Total loan originations decreased 5% or $17.1 million to $350.8 million for the nine-month period ended September 30, 2000 from $367.9 for the nine-month period ended September 30, 1999 as the Company has de-emphasized the origination of non-guaranteed domestic and international loans in favor of the higher returns and more diversified credit risk afforded by use of the government guaranteed (SBA, USDA, Ex-Im) loan programs. Guaranteed loan originations increased 9% or $18.4 million to $227.4 million for the nine-month period ended September 30, 2000 from $209.0 million for the nine-month period ended September 30, 1999. The Company opened its St. Louis, Missouri representative office in April 1999; Miami, Florida in April 2000; Los Angeles, California in May 2000; and Richmond, Virginia in July 2000 and plans to continue to open additional offices in the Mid-West and Southern U.S.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:


                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                           ---------------------------------------
                                                               2000             1999             % CHANGE
                                                               ----             ----             --------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
Net interest income                                          $ 6,221          $ 4,544               37%
Provision for loan losses                                      2,592            2,401                8
                                                             -------          -------             ----
     Net interest income after provision                       3,629            2,143               69
Gain on loan sales                                            14,468           12,770               13
Other non-interest income                                      7,994            4,787               67
Gain on sale of branch                                             -            8,915             (100)
Non-interest expense                                          17,357           21,239              (18)
                                                             -------          -------             ----
     Income before income taxes                                8,734            7,376               18
Income taxes                                                   3,025            2,959                2
                                                             -------          -------             ----
          Net income                                         $ 5,709          $ 4,417               29%
                                                             =======         ========             ====
        Basic earnings per share                             $  0.69           $ 0.55
                                                             =======         ========
        Diluted earnings per share                           $  0.68           $ 0.53
                                                             =======         ========

        Weighted average shares - basic                        8,264            8,115
                                                             =======         ========
        Weighted average shares - diluted                      8,419            8,312
                                                             =======         ========

NET INCOME. Net income increased 29% or $1.3 million for the nine-month period ended September 30, 2000 when compared to the nine-month period ended September 30, 1999. Gain on loan sales increased 13% as period over period loan sales increased 22% or $64.8 million. Net interest income increased 37% for the nine-month period as a result of an increase in balance sheet loans and rising interest rates. Other non-interest income, which is primarily comprised of loan servicing income and other fees and income from the retained loan interests held by unconsolidated subsidiaries, increased in the current year as a result of an increase in the loan portfolio serviced.

NET INTEREST INCOME. Net interest income increased 37% or $1.7 million for the nine-month period ended September 30, 2000 to $6.2 million from $4.5 million for the nine-month period ended September 30, 1999. Average earning assets increased 5% or $12.9 million while average interest bearing liabilities increased 17% or $35.3 million. The increase in interest bearing liabilities was the result of a 69% or $86.4 million increase in brokered certificates of deposit. Subsequent to the March 1999 sale of its last retail branch facility, the Company has used these deposits in conjunction with its warehouse lines of credit and commercial paper and sales facilities to fund loan volume. Net interest income for the nine-month period ended September 30, 2000 increased 123 basis points when compared to the nine-month period ended September 30, 1999. The increase reflects four Prime Rate increases totaling 125 basis points which occurred from November 1999 through May 2000. The Company's assets are more sensitive to interest rate changes than are liabilities over the short term and, therefore, the yield on assets increased 219 basis points while the rate paid on liabilities increased 96 basis points.

AVERAGE BALANCE, INTEREST, YIELDS, AND RATES


                                                             FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2000
                                                     ------------------------------------------
                                                                       INTEREST       AVERAGE
                                                        AVERAGE         EARNED/       YIELD/
                                                        BALANCE          PAID          RATE
                                                     ------------------------------------------
                                                           (DOLLARS IN THOUSANDS, UNAUDITED)

ASSETS:
     Loans (1):
         Commercial .............................         $172,509        $13,310       10.29%
         Residential  ...........................            1,786            125        9.33%
         Other consumer  ........................              519             43       11.05%
                                                     --------------   ------------   ----------
     Total loans  ...............................          174,814         13,478       10.28%

     Investment securities. .....................           44,988          2,770        8.21%
     Short term investments/federal funds sold ..           35,114          1,706        6.48%
                                                     --------------   ------------   ----------
     Total investment securities and funds sold .           80,102          4,476        7.45%
                                                     --------------   ------------   ----------

     Total earning assets .......................          254,916         17,954        9.39%
     Total non-earning assets ..................            61,937
                                                     --------------
     Total assets. .............................          $316,853
                                                     ==============
LIABILITIES:
     Deposits:
         Interest bearing demand deposits ......            $2,874            $23        1.07%
         Premier money market  .................                 0              0        0.00%
         Other savings  ........................                 0              0        0.00%
         Retail and IRA certificates of deposit             28,941          1,204        5.56%
         Brokered certificates of deposit ......           211,306         10,194        6.44%
                                                     --------------   ------------   ----------
     Total deposits ............................           243,121         11,421        6.27%
     Warehouse borrowings ......................               773            304          NM
     Other borrowings ..........................               156              8        6.85%
                                                     --------------   ------------   ----------
     Total interest bearing liabilities  .......           244,050         11,733        6.42%
                                                     --------------   ------------   ----------

     Non-interest bearing liabilities:
         Demand deposits  ......................             9,743
         Other liabilities  ....................             6,302
                                                     --------------
     Total non-interest bearing liabilities ....            16,045
     Stockholders' equity  .....................            56,758
                                                     --------------
     Total liabilities and stockholders' equity.          $316,853
                                                     ==============

     Net interest income/net interest spread  ..                           $6,221        2.97%
                                                                      ============   ==========

     Net interest margin  ......................                                         3.24%
                                                                                     ==========

                                                          FOR THE NINE MONTHS ENDED                  2000 COMPARED TO 1999
                                                             SEPTEMBER 30, 1999                       CHANGES DUE TO (2):
                                                  ------------------------------------------  -------------------------------------
                                                                   INTEREST       AVERAGE
                                                    AVERAGE         EARNED/        YIELD/
                                                    BALANCE          PAID           RATE        VOLUME        RATE         TOTAL
                                                  ------------------------------------------  -------------------------------------
                                                   (DOLLARS IN THOUSANDS, UNAUDITED)
ASSETS:
     Loans (1):
         Commercial .............................     $162,477         $9,904         8.13%         $774       $2,632       $3,406
         Residential  ...........................        2,386            136         7.60%          (42)          31          (11)
         Other consumer  ........................          643             42         8.71%          (10)          11            1
                                                  -------------   ------------   -----------  -----------   ----------   ----------
     Total loans  ...............................      165,506         10,082         8.12%          722        2,674        3,396

     Investment securities  .....................       44,608          1,849         5.53%           23          898          921
     Short term investments/federal funds sold ..       31,862          1,131         4.73%          159          416          575
                                                  -------------   ------------   -----------  -----------   ----------   ----------
     Total investment securities and funds sold .       76,470          2,980         5.20%          182        1,314        1,496
                                                  -------------   ------------   -----------  -----------   ----------   ----------

     Total earning assets .......................      241,976         13,062         7.20%          904        3,988        4,892
     Total non-earning assets ..................        36,038
                                                  -------------
     Total assets  .............................      $278,014
                                                  =============
LIABILITIES:
     Deposits:
         Interest bearing demand deposits ......        $4,193            $72         2.30%         ($10)        ($39)        ($49)
         Premier money market  .................        33,410          1,203         4.81%       (1,203)           0       (1,203)
         Other savings  ........................         3,430             98         3.82%          (98)           0          (98)
         Retail and IRA certificates of deposit         38,885          1,509         5.19%         (412)         107         (305)
         Brokered certificates of deposit ......       124,920          4,980         5.33%        4,170        1,044        5,214
                                                  -------------   ------------   -----------  -----------   ----------   ----------
     Total deposits ............................       204,838          7,862         5.13%        2,447        1,112        3,559
     Warehouse borrowings ......................         3,656            646        NM             (342)           0         (342)
     Other borrowings ..........................           242             10         5.52%           (4)           2           (2)
                                                  -------------   ------------   -----------  -----------   ----------   ----------
     Total interest bearing liabilities  .......       208,736          8,518         5.46%        2,101        1,114        3,215
                                                  -------------   ------------   -----------  -----------   ----------   ----------

     Non-interest bearing liabilities:
         Demand deposits  ......................        14,486
         Other liabilities  ....................         3,615
                                                  -------------
     Total non-interest bearing liabilities ....        18,101
     Stockholders' equity  .....................        51,177
                                                  -------------
     Total liabilities and stockholders' equity.      $278,014
                                                  =============

     Net interest income/net interest spread  ..                       $4,544         1.74%      ($1,197)      $2,874       $1,677
                                                                  ============   ===========  ===========   ==========   ==========

     Net interest margin  ......................                                      2.49%
                                                                                 ===========

(1) For purposes of these computations, non-accruing loans are included in the average balance.
(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar

INTEREST INCOME. Interest income increased 38% or $4.9 million to $18.0 million for the nine-month period ended September 30, 2000 from $13.1 million for the nine-month period ended September 30, 1999. Loan interest income increased 34% or $3.4 million. The average balance of loans outstanding increased 6% or $9.3 million while the average yield on loans increased 216 basis points. The increase in the yield is reflective of four Prime Rate increases, from 8.25% to 9.50%, that occurred from October 1, 1999 to September 30, 2000 period ended September 30, 2000. Interest income for the nine-months ended September 30, 2000 also included the benefit of two Prime Rate changes that occurred in July and August 1999. The interest income for the nine-month period ended September 30, 1999 would have had only three months benefit from those changes. The yield on loans also benefited from an increase in the pricing of certain loans to international borrowers, which are indexed to LIBOR. At September 30, 2000, these loans are priced at an average rate of LIBOR plus 291 basis points versus an average price of LIBOR plus 278 basis points at September 30, 1999 reflecting the Company's effort to improve the pricing on the privately insured international loans. The improved yield on loans is also the result of a 38% or $1.5 million increase in the average balance of import loans outstanding. These short term, fixed rate loans to U.S. importers are discounted notes with an imputed interest rate of 12% to 16%. Interest income for the nine-month period ended September 30, 2000 also includes $442,000 or 33 basis points of interest collected on loans that had been placed on nonaccrual. In the prior year period interest income had been reduced $210,000 related to the recoverability of certain accrued interest and deferred cost.

Investment interest income increased 50% or $1.5 million to $4.5 million for the nine-month period ended September 30, 2000 from $3.0 million for the nine-month period ended September 30, 1999. While the average balance of investment securities was relatively flat, the yield on investments increased 268 basis points to 7.20%. The increase in yield is reflective of the Company's increased ownership of higher yielding interest-only strips associated with the Company's loan sales and securitizations, which are reflected as investments. The average balance of interest-only strips increased 152% or $8.6 million to $14.0 million for the nine-month period ended September 30, 2000 from $5.4 million for the nine-month period ended September 30, 1999. The investment portfolio also includes $9 million of notes retained by the Company subsequent to the completion of loan securitizations. The retained notes are comprised of subordinated notes with investment grade ratings of BBB and BB totaling $2.6 million and unrated notes aggregating $6.4 million. The notes are indexed to Prime or LIBOR. The weighted average yield on the retained notes was 13.61% for the nine-month period ended September 30, 2000 versus a weighted yield of 9.06% for the nine-month period ended September 30, 1999. The increase in yield reflects the Prime and LIBOR Rate and LIBOR increases which have occurred during the twelve months as well as higher weighted average margins.

The Company's investment in government agency securities increased $15.4 million to $16.5 million at September 30, 2000 from $1.1 million at September 30, 1999.

The average balance of short term investments and federal funds sold increased 10% or $3.3 million for the nine-month period ended September 30, 2000 when compared to the nine-month period ended September 30, 1999. The increase reflects the $4.60 million increase in cash reserve accounts maintained as a retained interest in the securitized assets. The accounts, which are funded by an initial deposit and securitized asset cash flow, are pledged and serve as recourse to bondholders to cover principal and interest losses if needed.

INTEREST EXPENSE. Interest expense increased 38% or $3.2 million to $11.7 million for the nine-month period ended September 30, 2000 from $8.5 million for the nine-month period ended September 30, 1999 as the average balance of interest bearing liabilities increased 17% or $35.3 million. Brokered certificates of deposit increased 69% or $86.4 million reflecting the change in the Company's funding sources subsequent to the sale of the last retail branch facility in March 1999. These deposits, which mature periodically within the next six months, are used in conjunction with lines of credit and commercial paper and sales facilities to fund loan originations. The cost of funds on these deposits was 111 basis points higher for the nine-months ended September 30, 2000 than the cost of funds for the period ended September 30, 1999 reflecting the overall increase in the interest rate environment and reliance on higher-costing certificates of deposit.

Interest expense for the nine-month period ended September 30, 2000 includes $305,000 of interest expense related to the $75 million warehouse line of credit that is used to fund commercial term loans. During the nine-month period, the average borrowing outstanding on the line was $773,000 resulting in $47,000 of interest expense. The remaining expense relates to the amortization of fees paid at the origination of the facility in December 1998 that are amortized as interest expense over the term of the facility.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $2.6 million for the nine-month period ended September 30, 2000 as compared to $2.4 million for the nine-month period ended September 30, 1999. The provision for the nine-month period ended September 30, 2000 included $750,000 to increase the allowance to $5.3 million at September 30, 2000 from $4.5 million at December 31, 1999 to reflect a change in the composition of the portfolio toward other commercial loans. See "Allowance for Loan Losses" for further analysis of the provision and related data.

NON-INTEREST INCOME.  Non-interest income is comprised of the following items.

                                                      FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             -------------
NON-INTEREST INCOME:                             2000            1999             % CHANGE
--------------------                             ----            ----             --------
                                                  (DOLLARS IN THOUSANDS, UNAUDITED)
Gain on loan sales:
  SBA sales ..........................        $  3,702        $  4,088               (9%)
  USDA sales .........................           2,275           2,605              (13)
  Ex-Im working capital sales ........             295             354              (17)
  Ex-Im medium term sales ............           2,150           1,005              114
  Inventory buyer credit .............             105              --               --
                                              --------        --------         --------
       Gain on guaranteed loan sales .           8,527           8,052                6

  Other loan sales ...................             651             388               68
  Loan sales to sales facility .......             935              --               --
  Loan backed securitizations ........           3,239           4,358              (26)
  Loans to commercial paper conduit ..           1,116             (28)           4,086
                                              --------        --------         --------
       Total gain on loan sales ......          14,468          12,770               13

Loan servicing income and fees .......           6,844           4,492               52
Income from unconsolidated companies .             976             208              369
Gain on sale of branch ...............              --           8,915             (100)
Other income .........................             174              87              100
                                              --------        --------         --------


Total non-interest income ............        $ 22,462        $ 26,472              (15%)
                                              ========        ========         ========

The 15% decrease in non-interest income for the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999 reflects the first quarter 1999 gain of $8.9 million from the sale of the Company's last branch facility and the related deposits of $151 million. Adjusting for that non-recurring gain, non-interest income would have increased 28% or $4.9 million period to period.

Gain on loan sales increased 13% or $1.7 million to $14.5 million for the nine-month period ended September 30, 2000 from $12.8 million for the nine-month period ended September 30, 1999. The average gain recognized on SBA loans (measured as gain compared to SBA guaranteed portion of loan sold) for the nine-month period ended September 30, 2000 was 522 basis points as compared to 625 basis points for the period ended September 30, 1999. The decrease is reflective of market pricing deterioration observed over the course of 1999, which the Company believes was the result of accelerated prepayment assumptions utilized in the marketplace and liquidity pressures in the capital markets. The market has improved in the current year but has not recovered to the levels achieved prior to June 1999. The Company's actual prepayment and default experience to date on its SBA and USDA guaranteed loans, as well as its experience on the securitized pools, continues to be within the rates assumed in the calculation done at the time of the sales. The actual performance of each portfolio is monitored monthly.

The relative gain on sale of USDA loans increased to 1056 basis points for the nine-month period ended September 30, 2000 from 845 basis points for the same period of 1999 due to larger average loan size of the loans originated in 2000.

The relative gain on sale of Ex-Im medium term loans remained relatively flat at 410 basis points for the nine-months ended September 30, 2000 as compared to 413 basis points for the same period of 1999. However, gains from the sale of these loans increased 114% or $1.2 million to $2.2 million for the nine-months ended September 30, 2000 from $1.0 million for the nine-months ended September 30, 1999. The increase reflects the 113% or $28.1 million increase in Ex-Im medium term loans sold. During 2000, the Company's international lenders have focused on increasing international originations under the Ex-Im Bank programs.

During 2000, the Company has securitized $100.8 million of commercial loans including the unguaranteed portions of SBA loans. The securitizations have resulted in gains of $3.2 million. Additionally, the Company has sold $57 million of revolving commercial loans, term commercial loans and the unguaranteed portions of SBA loans to the Company's commercial paper and sales facilities resulting in gains of $2.1 million or 368 basis points.

During the nine-month period ended September 30, 2000 the Company recognized gains totaling $651,000 on unguaranteed commercial loans sold to investors on an individual basis as compared to $388,000 in the same period of the prior year as this one-off market is becoming more established.

LOAN SERVICING INCOME AND FEES                                FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                              ---------------------------------------------------
                                                   2000                1999             % CHANGE
                                              -----------         -----------         -----------
Loan Servicing Income:                                        (DOLLARS IN THOUSANDS)
  SBA guaranteed loans                        $     2,695         $     2,411                  12%
  USDA guaranteed loans                             1,274                 677                  88
  Ex-Im working capital loans                         281                 160                  76
  Ex-Im medium term loans                             597                 182                 228
  Loan securitizations                                663                 247                 168
  Other loans                                          68                 222                 (69)
                                              -----------         -----------         -----------
        Loan servicing income                       5,578               3,899                  43
Servicing asset reduction                            (163)               (265)                (38)
                                              -----------         -----------         -----------
        Net loan servicing income                   5,415               3,634                  49
Other fees                                          1,429                 858                  67
                                              -----------         -----------         -----------

Total loan servicing income and fees          $     6,844         $     4,492                  52%
                                              ===========         ===========         ===========

LOANS MANAGED FOR OTHERS

Average balance                               $   983,536         $   701,891                  40%
                                              ===========         ===========         ===========
Ending balance                                $ 1,061,351         $   850,270                  25%
                                              ===========         ===========         ===========

Loan servicing income increased 49% or $1.8 million as the average balance of loans managed for others increased 40% or $282 million. Loan sales are completed on a servicing retained basis and the loans managed for others also includes loans sold to the Company's unconsolidated subsidiaries. For the nine-month period ended September 30, 2000, the average balance of these loans was approximately $92.3 million.

The $163,000 servicing asset reduction for the nine-months ended September 30, 2000 relates to an impairment in the carrying value of the servicing asset related to an Ex-Im Bank medium term loan to a company in the Dominican Republic. The Ex-Im Bank has paid the loan principal in full to the investor under the Ex-Im Bank guarantee.

For the nine-months ended September 30, 1999, the servicing asset reduction of $265,000 related to an impairment in the carrying value of servicing assets related to certain Ex-Im Bank insured medium term loans made to borrowers in Brazil. That country's macroeconomic pressures during that year led to payment defaults on the loans underlying the assets.

Other loan fee income of $1.4 million for the period ended September 30, 2000 includes $507,000 for letter of credit fees, $509,000 of late fees, $140,000 of fees collected in conjunction with the Ex-Im Bank restructure of certain Brazilian loans and $261,000 relating to prepayment penalties imposed on USDA borrowers. This compares to total other loan fee income of $858,000 for the period ended September 30, 1999 which included $425,000 of letter of credit fees, $252,000 of late fees and $107,000 in advisory fees paid by clients to the Company in conjunction with non-loan related services.

NON-INTEREST EXPENSE. Non-interest expense is comprised of the following items:


                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------
                                                2000           1999           % CHANGE
                                                ----           ----           --------
NON-INTEREST EXPENSE:                            (DOLLARS IN THOUSANDS, UNAUDITED)
Salaries and benefits                         $11,526        $13,898            (17%)
Occupancy                                       1,413          1,326              7
Office expenses                                   709            755             (6)
Marketing expenses                              1,237          1,439            (14)
Furniture and equipment                         1,014            917             11
Outside services                                  817          1,612            (49)
Loan collection                                   199            203             (2)
Other                                             442          1,089            (59)
                                              -------        -------        -------
          Total non-interest expense          $17,357        $21,239            (18%)
                                              =======        =======        =======

The 18% or $3.9 million decrease in non-interest expense for the nine-month period ended September 30, 2000 as compared to the same period ended September 30, 1999, is primarily attributable to a 17% or $2.4 million decrease in salaries and benefits and a 49% or $795,000 decrease in outside services.

Salaries and benefits for the nine-month period ended September 30, 1999 included a $1.7 million bonus paid to the Chairman and Chief Executive Officer, which enabled him to retire a

$980,000 note receivable held by the Company and to pay the related income taxes. The note receivable, which was originated in 1994, was provided to finance the Chief Executive Officer's purchase of 614,000 shares of common stock. Salaries and bonuses in 1999 also included $940,000 of cash bonuses paid to the Chief Executive Officer and six members of senior management as compensation for the sale of the Company's last retail branch and the related deposits.

Outside services expense, which includes legal fees, decreased 49% or $795,000 for the nine-month period ended September 30, 2000 when compared to the same period of 1999. Legal fees in 1999 included fees associated with regulatory matters; changing the Company's name; conversion from a nationally chartered Bank to a Connecticut bank and trust company; and other non-recurring corporate matters.

Other expenses for the nine-months ended September 30, 2000 include general insurance expense, miscellaneous operating expense and an estimated $60,000 guaranty repair on an SBA guaranteed loan claim.

Other expenses for the nine-month period ended September 30, 1999 included $334,000 for the loss of a government guarantee on a single SBA loan, expenses related to the conversion by the Company to a Connecticut bank and trust company, and various other non-recurring expenses.

INCOME TAXES. The Company's effective tax rate decreased to 39% for the nine-month period ended September 30, 2000 from 41% for the nine-month period ended September 30, 1999. Income from unconsolidated subsidiaries is reported net of income taxes, which are also provided for at a 39% rate for the nine-month period ended September 30, 2000. The 1999 rate reflected the non-deductibility of the portion of the Chief Executive Officer's compensation over $1 million.

LOAN ORIGINATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:

                              FOR THE THREE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                   SEPTEMBER 30, 2000          SEPTEMBER 30, 1999
                                   ------------------          ------------------
                                        (DOLLARS IN THOUSANDS, UNAUDITED)
                                  PRINCIPAL                PRINCIPAL
                                   BALANCE     PERCENTAGE   BALANCE     PERCENTAGE
                                   -------     ----------   -------     ----------
LENDING AND SERVICING ACTIVITY:
Loan Originations:
     SBA & USDA                    $ 49,278          38%    $ 35,445          26%
     Other commercial                40,191          31%      41,632          30%
                                   --------    --------     --------    --------
          Domestic                   89,469          69%      77,077          56%

     Ex-Im                           32,872          26%      37,069          27%
     Other international              6,374           5%      23,597          17%
                                   --------    --------     --------    --------
          International              39,246          31%      60,666          44%

                                   --------    --------     --------    --------
          Total Originations       $128,715         100%    $137,743         100%
                                   ========    ========     ========    ========

Total commercial loan originations decreased 7% or $9 million to $128.7 million for the quarter ended September 30, 2000 from $137.7 million for the quarter ended September 30, 1999. Origination of SBA and USDA guaranteed loans increased 39% or $13.8 million to $49.3 million from $35.5 million. Other commercial loans and insured international loan originations were de-emphasized in favor of the higher returns and more diversified credit risk afforded by the use of the government guaranteed loans.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:

                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------------------
                                                          2000               1999           % CHANGE
                                                     ----------------    -------------    --------------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
Net interest income                                           $2,118           $1,710               24%
Provision for loan losses                                      1,160              412               182
                                                     ----------------    -------------    --------------
     Net interest income after provision                         958            1,298               (26)
Gain on loan sales                                             4,729            3,531                34
Other non-interest income                                      2,451            1,715                43
Non-interest expense                                           5,924            6,357                (7)
                                                     ----------------    -------------    --------------
     Income before income taxes                                2,214              187             1,084
Income taxes                                                     804               44             1,727
                                                     ----------------    -------------    --------------

          Net income                                          $1,410             $143              886%
                                                     ================    =============    ==============

        Basic earnings per share                               $0.17            $0.02
                                                     ================    =============
        Diluted earnings per share                             $0.17            $0.02
                                                     ================    =============

        Weighted average shares - basic                        8,267            8,224
                                                     ================    =============
        Weighted average shares - diluted                      8,391            8,405
                                                     ================    =============

NET INCOME. The 886% or $1.3 million increase in net income for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 is the result of an increase in the net interest margin, increased loan sales and resultant gains and an increase in servicing income derived from an increase in loans managed for others.

NET INTEREST INCOME. Net interest income increased 24% or $408,000 for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase is attributable to a $1.8 million or 39% increase in interest income resulting from increases to the Prime Rate from November 1999 through May 2000. The yield on earning assets increased 151 basis points reflecting a 183 basis point increase in the loan yield and a 206 basis point increase in the investment yield and a relatively lower ratio of loans to earning assets in 2000.

AVERAGE BALANCES, INTEREST, YIELDS AND RATES


                                                            FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30, 2000
                                                     ------------------------------------------
                                                                       INTEREST       AVERAGE
                                                        AVERAGE         EARNED/       YIELD/
                                                        BALANCE          PAID          RATE
                                                     ------------------------------------------
                                                         (DOLLARS IN THOUSANDS, UNAUDITED)
ASSETS:
     Loans (1):
         Commercial ...............................       $168,670         $4,401       10.44%
         Residential ..............................          1,762             37        8.40%
         Other consumer ...........................            474             14       11.85%
                                                     --------------   ------------   ----------
     Total loans ..................................        170,906          4,452       10.42%

     Investment securities ........................         49,420          1,186        9.60%
     Short term investments/federal funds sold ....         44,178            694        6.30%
                                                     --------------   ------------   ----------
     Total investment securities and funds sold ...         93,598          1,880        8.04%
                                                     --------------   ------------   ----------

     Total earning assets .........................        264,504          6,332        9.58%
     Total non-earning assets .....................         63,637
                                                     --------------
     Total assets .................................       $328,141
                                                     ==============


LIABILITIES:
     Deposits:
         Interest bearing demand deposits .........         $2,938             $8        1.08%
         Premier money market .....................              0              0        0.00%
         Other savings ............................              0              0        0.00%
         Retail and IRA certificates of deposit ...         25,162            373        5.90%
         Brokered certificates of deposit .........        225,712          3,833        6.76%
                                                     --------------   ------------   ----------
     Total deposits ...............................        253,812          4,214        6.61%
     Warehouse borrowings. ........................             18              0       NM
     Other borrowings .............................              0              0        0.00%
                                                     --------------   ------------   ----------
     Total interest bearing liabilities ...........        253,830          4,214        6.60%
                                                     --------------   ------------   ----------

     Non-interest bearing liabilities:
         Demand deposits ..........................         10,064
         Other liabilities ........................          5,763
                                                     --------------
     Total non-interest bearing liabilities.. .....         15,827
     Stockholders' equity .........................         58,484
                                                     --------------
     Total liabilities and stockholders' equity...        $328,141
                                                     ==============

     Net interest income/net interest spread ......                        $2,118        2.98%
                                                                      ============   ==========

     Net interest margin ..........................                                      3.24%
                                                                                     ==========

                                                        FOR THE THREE MONTHS ENDED                  2000 COMPARED TO 1999
                                                            SEPTEMBER 30, 1999                       CHANGES DUE TO (2):
                                                 -----------------------------------------   ------------------------------------
                                                                  INTEREST       AVERAGE
                                                   AVERAGE         EARNED/       YIELD/
                                                   BALANCE          PAID          RATE         VOLUME        RATE        TOTAL
                                                 -----------------------------------------   ------------------------------------
                                                 (DOLLARS IN THOUSANDS, UNAUDITED)
ASSETS:
     Loans (1):
         Commercial ..........................       $178,367         $3,836        8.60%         ($253)       $818         $565
         Residential .........................          1,983             38        7.67%            (5)          4           (1)
         Other consumer ......................            653             15        9.21%            (5)          4           (1)
                                                 -------------   ------------   ----------   -----------   ---------   ----------
     Total loans .............................        181,003          3,889        8.59%          (263)        826          563

     Investment securities ...................         34,094            543        6.37%           368         275          643
     Short term investments/federal funds sold         11,389            137        4.82%           515          42          557
                                                 -------------   ------------   ----------   -----------   ---------   ----------
     Total investment securities and funds sold        45,483            680        5.98%           883         317        1,200
                                                 -------------   ------------   ----------   -----------   ---------   ----------

     Total earning assets ....................        226,486          4,569        8.07%           620       1,143        1,763
     Total non-earning assets ................         45,467
                                                 -------------
     Total assets ............................       $271,953
                                                 =============


LIABILITIES:
     Deposits:
         Interest bearing demand deposits ....         $2,238            $13        2.30%            $2         ($7)         ($5)
         Premier money market ................              1              0        0.00%             0           0            0
         Other savings .......................             27              0        0.00%             0           0            0
         Retail and IRA certificates of deposit        47,866            607        5.03%          (337)        103         (234)
         Brokered certificates of deposit. ...        144,058          1,927        5.31%         1,387         519        1,906
                                                 -------------   ------------   ----------   -----------   ---------   ----------
     Total deposits ..........................        194,190          2,547        5.20%         1,052         615        1,667
     Warehouse borrowings ....................         10,685            310       NM              (309)          0         (309)
     Other borrowings ........................            133              2        5.97%            (2)         (2)          (4)
                                                 -------------   ------------   ----------   -----------   ---------   ----------
     Total interest bearing liabilities ......        205,008          2,859        5.53%           741         613        1,354
                                                 -------------   ------------   ----------   -----------   ---------   ----------

     Non-interest bearing liabilities:
         Demand deposits .....................          5,477
         Other liabilities ...................          7,909
                                                 -------------
     Total non-interest bearing liabilities..          13,386
     Stockholders' equity ....................         53,559
                                                 -------------
     Total liabilities and stockholders' equity..    $271,953
                                                 =============

     Net interest income/net interest spread..                        $1,710        2.54%         ($121)       $530         $409
                                                                 ============   ==========   ===========   =========   ==========

     Net interest margin .....................                                      3.06%
                                                                                ==========

(1) For purposes of these computations, non-accruing loans are included in the average balance.
(2) The changes in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar

INTEREST INCOME. Interest income increased 39% or $1.8 million to $6.3 million for the quarter ended September 30, 2000 from $4.5 million for the quarter ended September 30, 1999. The increase was partially the result of changes in the Prime Rate which cumulatively increased from 8.25% to 9.50% during the past twelve months.

Investment interest income benefited from the increase in the Company's investment in securitization related interest only strips. The average balance of these investments increased 112% or $8.6 million to $15.60 million at September 30, 2000 from $6.9 million at September 30, 1999. Furthermore, investment in government agencies increased $14.4 million to $17.5 million at September 30, 2000 from $3.1 million at September 30, 1999. These investments had a weighted average coupon of 7.81% at September 30, 2000 versus 7.10% at September 30, 1999.

INTEREST EXPENSE. Interest expense increased 47% or $1.3 million to $4.2 million at September 30, 2000 from $2.9 million at September 30, 1999. The average balance of brokered certificates of deposit increased 57% or $81.7 million for the three-month period ended September 30, 2000 versus the three-month period ended September 30, 1999. The average cost of these funds increased 145 basis points period to period. Subsequent to the March 1999 sale of the Company's last retail branch facility and the related deposits, these deposits, which mature periodically within the next six months, are used in conjunction with lines of credit and commercial paper and sales facilities to fund loan originations.

The average balance of retail certificates of deposit decreased by 47% or $22.9 million. The balance of these certificates during the quarter ended September 30, 1999 reflected the results of a marketing campaign for one-year certificates of deposit which was undertaken by the Company in March 1999 in anticipation of the sale of the Bank branch and related deposits. The Company did not aggressively seek to retain these deposits by matching market rates as the certificates matured in the quarter ended September 30, 2000.

The origination costs associated with the Company's warehouse borrowing facility were fully amortized at June 30, 2000 and average borrowings for the quarter totaled just $18,000.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses totaled $1.2 million for the quarter ended September 30, 2000 as compared to $412,000 for the quarter ended September 30, 1999 to reflect a shift in the mix of loans to other commercial products. The provision for the quarter ended September 30, 2000 included $650,000 to increase the allowance for loan losses to $5,300,000. See "Allowance for Loan Losses" for further analysis of the provision and related data.

NON-INTEREST INCOME.  Non-interest income is comprised of the following items:

                                            FOR THE THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                  -------------
NON-INTEREST INCOME:                      2000        1999      % CHANGE
                                          ----        ----      --------
                                         (DOLLARS IN THOUSANDS, UNAUDITED)
Gain on loan sales:
  SBA ..............................    $ 1,313    $ 1,077          22%
  USDA .............................      1,102        656          68
  Ex-Im working capital ............        112        138         (19)
  Ex-Im medium term ................        565        309          83
  Inventory buyer credit ...........         50       --          --
                                        -------    -------     -------
       Gain on guaranteed loan sales      3,142      2,180          44

  Other loans ......................        129        131          (2)
  Loan sales to sales facility .....        418       --          --
  Loan backed securitizations ......        114      1,401         (92)
  Loans to commercial paper conduit         926       (181)       (612)
                                        -------    -------     -------
       Total gain on loan sales ....      4,729      3,531          34

Loan servicing income and fees.......     2,250      1,599          41
Income from unconsolidated companies        152         81          88
Other income .......................         49         35          40
                                        -------    -------     -------


Total non-interest income ..........    $ 7,180    $ 5,246          37%
                                        =======    =======     =======

Gain on loan sales increased 34% or $1.2 million to $4.7 million for the quarter ended September 30, 2000 from $3.5 million for the quarter ended September 30, 1999. Comparing quarter to quarter, the relative gain on SBA loan sales (measured as gain compared to SBA guaranteed portion of loan sold) increased 20 basis points to 534 basis points for the three-month period ended September 30, 2000 from 514 basis points for the three-month period ended September 30, 1999. The 1999 return is reflective of market pricing deterioration observed over the course of 1999, which the Company believes was the result of accelerated prepayment assumptions utilized in the marketplace and liquidity pressures in the capital markets. The market has improved in the current year but has not recovered to the levels achieved prior to June 1999. The Company's actual prepayment and default experience to date on its SBA and USDA guaranteed loans, as well as its experience on the securitized pools, continues to be within the rates assumed in the calculation done at the time of the sales. The actual performance of each portfolio is monitored monthly.

The relative gain on USDA loans for the three-month period ended September 30, 2000 was 1069 basis points as compared to 866 basis points for the comparable period of 1999. The increase is attributable to the larger loan size and longer maturity of the loans originated during the three-month period ended September 30, 2000 versus those originated in the three-month period ended September 30, 1999.

The gain on Ex-Im medium term loans increased 83% or $256,000 to $565,000 for the three-month period ended September 30, 2000 from $309,000 for the three-month period ended September 30, 1999 as the Company's international lenders have focused on increasing international originations under the Ex-Im Bank programs during 2000.

Gain on loan sales for the three-month period ended September 30, 2000 includes $114,000 which represents the portion of the gain on the Company's June 2000 commercial term loan securitization attributable to the loans delivered during the third quarter under the prefunding provision of the securitization.

Loans totaling $33.7 million, consisting primarily of revolving lines of credit and commercial term loans, were sold to the Company's commercial paper facilities in the quarter ended September 30, 2000 for a gain of $926,000. In the quarter ended September 30, 1999 the loan sales to such facilities totaled $33.0 million which included $26.2 million of privately insured international loans, resulting in a net loss of $181,000 due to the narrow margins on such loans and the establishment of a reserve for estimated losses for the insured portion of such loans. The Company has since increased the average rate charged on its privately insured loans to improve the profitability of this product.

LOAN SERVICING INCOME AND FEES




                                                              FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                ------------------------------------------------------
                                                  2000                   1999                % CHANGE
                                                ----------            ----------            ----------
                                                     (DOLLARS IN THOUSANDS, UNAUDITED)
Loan Servicing Income:
  SBA guaranteed loans .............            $      982            $      899                     9%
  USDA guaranteed loans ............                   449                   250                    80
  Ex-Im working capital loans ......                    86                    48                    79
  Ex-Im medium term loans ..........                   153                    58                   164
  Loan securitizations .............                   118                    72                    64
  Other loans ......................                    30                    38                   (21)
                                                ----------            ----------            ----------
    Net loan servicing income ......                 1,818                 1,365                    33
  Other fees .......................                   432                   234                    85
                                                ----------            ----------            ----------

Total loan servicing income and fees            $    2,250            $    1,599                    41%
                                                ==========            ==========            ==========

LOANS MANAGED FOR OTHERS

Average balance ....................            $1,022,010            $  762,158                    34%
                                                ==========            ==========            ==========
Ending balance .....................            $1,061,351            $  850,270                    25%
                                                ==========            ==========            ==========


The 33% increase in loan servicing income reflects the 34% or $259.9 million increase in average loans managed for others.

The major components of other fee income for the quarter ended September 30, 2000 are: $206,000 of late fee income, $79,000 of prepayment penalty income from USDA borrowers and $71,000 of letter of credit fee income. This compares to $86,000 of late fees and $136,000 of letter of credit income during the same period of 1999.

NON-INTEREST EXPENSE. Non-interest expense is comprised of the following items:



                                           FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                       ------------------------------------------
                                       2000              1999            % CHANGE
                                       ----              ----            --------
                                           (DOLLARS IN THOUSANDS, UNAUDITED)
NON-INTEREST EXPENSE:

Salaries and benefits ..........      $4,113            $3,679                12%
Occupancy ......................         484               449                 8
Office expenses ................         237               273               (13)
Marketing expenses .............         407               427                (5)
Furniture and equipment ........         341               317                 8
Outside services ...............          99               993               (90)
Loan collection ................          84               103               (18)
Other ..........................         159               116                37
                                      ------            ------            ------
      Total non-interest expense      $5,924            $6,357                (7%)
                                      ======            ======            ======


Non-interest expense for the quarter ended September 30, 2000 decreased 7% or $433,000 when compared to the quarter ended September 30, 1999. An increase in salaries and benefits of 12% or $434,000, which reflects an increase of 13% in the average number of full time employees for the quarter, was offset by a 90% or $894,000 decrease in outside services expense. For the quarter ended September 30, 1999, outside services, which includes legal fees, were above historical levels as the Company was involved in several non-recurring corporate matters and projects.

INCOME TAXES. The Company's effective tax rate for the quarter ended September 30, 2000 was 39% as compared to 41.9% for the quarter ended September 30, 1999. The 1999 rate reflects the non-deductibility of the Chief Executive Officer's compensation over $1 million.


DISCUSSION OF CHANGES IN FINANCIAL CONDITION TO SEPTEMBER 30, 2000 FROM DECEMBER 31, 1999

GENERAL. Total assets increased 2% or $6.0 million to $322.0 million at September 30, 2000 from $328.0 at December 31, 1999.

INVESTMENT SECURITIES. The increase in the balance of investment securities of $15.1 million reflects a $9.8 million increase in government securities and a $6.1 million increase in interest-only strips. The interest-only strips arose in conjunction with the March and June 2000 securitizations and the sale of loans to the Company's commercial paper and sales facilities. In addition to providing interest income and liquidity, the Company uses certain securities to collateralize various lines of credit.

RECEIVABLE FROM LOANS SOLD. The decrease in the receivable from loans sold reflects the settlement of loans sold at the end of the period. Historically, the Company's sale of loans is highest during the fourth quarter giving rise to a significant December 31 receivable balance.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES. The balance of this investment is relatively flat as a result of the sale of certain loans to the subsidiaries offset by the put of certain loans from the subsidiaries into the Company's securitizations.

PREPAID EXPENSES AND OTHER ASSETS. The increase in prepaid expenses and other assets represents an increase of $5.1 million in claims receivable from the insurer of three of the Bank's international loan products. These claims are generally settled in three to five months.

SERVICING ASSETS. The most significant component of the increase in servicing assets is the asset recognized on the sale of the guaranteed SBA, USDA and Ex-Im Bank guaranteed loans.

DEPOSIT LIABILITIES. Deposit liabilities decreased by $9.4 million. The decrease is the result of run-off in retail certificates of deposit which had a one-year maturity. These certificates were offered in March 1999 in anticipation of the Company's sale of its last retail branch.

LOANS. The Company's loan portfolio and loans managed for others portfolio were as follows:


                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                               2000                    1999
                                                                            -----------             -----------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                             (UNAUDITED)
LOAN PORTFOLIO

SBA & USDA loans ...............................................            $    12,494             $    16,433
Other commercial ...............................................                 55,743                  45,756
Equipment ......................................................                    786                     993
Energy .........................................................                    252                      20
Ex-Im ..........................................................                  6,681                  15,558
Privately insured term .........................................                 17,335                  19,073
Privately insured import .......................................                  8,498                   4,464
                                                                            -----------             -----------
    Total commercial loans .....................................                101,789                 102,297

Residential real estate ........................................                  1,753                   1,828
Other consumer .................................................                    535                     628
                                                                            -----------             -----------
    Total loans ................................................                104,077                 104,753

Loans held for sale ............................................                 39,049                  44,587


Less:
    Discount on retained loans .................................                  3,717                   3,371
    Net deferred loan origination costs ........................                   (144)                    (16)
    Allowance for loan losses ..................................                  5,300                   4,550
                                                                            -----------             -----------

    Loans, net .................................................            $   134,253             $   141,435
                                                                            ===========             ===========
LOANS MANAGED FOR OTHERS
Guaranteed Loans
    SBA & USDA .................................................            $   457,347             $   406,979
    Ex-Im ......................................................                149,494                 129,518
                                                                            -----------             -----------
                                                                                606,841                 536,497
Unguaranteed Portions and Unguaranteed Loans
    SBA & USDA .................................................                 38,024                  43,334
    Securitized commercial loans ...............................                200,800                 210,764
    Domestic loans sold to commercial paper and sales facilities                 45,827                  41,529
    International loans sold to commercial paper facility ......                 18,745                  28,845
    Other commercial ...........................................                149,454                  63,836
    Home equity lines ..........................................                  1,229                   1,504
                                                                            -----------             -----------
                                                                                454,079                 389,812

    Residential Real Estate ....................................                    431                     443
                                                                            -----------             -----------

Total loans managed for others .................................            $ 1,061,351             $   926,752
                                                                            ===========             ===========

Total loans under management ...................................            $ 1,204,477             $ 1,076,092
                                                                            ===========             ===========

Net loans decreased 5% or $7.2 million to $134.2 million at September 30, 2000 from $141.4 million at December 31, 1999. The decrease reflects the completion of the March and June securitizations as well as the sales to the Company's commercial paper and sales facilities.

ALLOWANCE FOR LOAN LOSSES. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At September 30, 2000, the Allowance totaled $5.3 million and represented 3.7% of loans and loans held for sale. The Allowance totaled $4.6 million at December 31, 1999 and represented 3.0% of loans. In establishing the level of the Allowance, the Company considers the percentage of unguaranteed commercial loans, the seasoning of the commercial loan portfolio, and the introduction of new loan products where the Company has limited historical experience. Net charge-offs for the nine-month periods ended September 30, 2000 and September 30, 1999 were relatively flat at $1.8 million. The Allowance at September 30, 2000 covered 1999 annual charge-offs 2.08 times.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES


                                                                                                                       FOR THE YEAR
                                                             FOR THE THREE MONTHS           FOR THE NINE MONTHS            ENDED
                                                              ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,         DECEMBER 31
                                                           ------------------------        ------------------------    -------------
                                                             2000            1999            2000            1999            1999
                                                           --------        --------        --------        --------        --------
                                                                            (DOLLARS IN THOUSANDS, UNAUDITED)
Balance of allowance for loan losses
  at the beginning of the period ...................       $  4,650        $  4,500        $  4,550        $  4,000        $  4,000
Charge-offs:
  SBA /USDA loans ..................................             61               9              99             166             292
  Ex-Im working capital loans ......................             46              25             190             213             260
  Insured term loans ...............................             --              --             293             112             529
  Other commercial loans ...........................            103             399             341           1,148           1,199
  Privately insured.................................            365              --             838             265             264
  Non-owner occupied commercial mortgages ..........             --              --              --              --               3
  Other loans ......................................             --              --             245              --               2
                                                           --------        --------        --------        --------        --------
    Total charge-offs ..............................            575             433           2,006           1,904           2,549
Recoveries:
  SBA loans ........................................             --              --              30               2               3

  Other commercial loans ...........................             65              20             134              51              75
  Non-owner occupied commercial mortgages ..........             --              --              --              --               2
                                                           --------        --------        --------        --------        --------
    Total recoveries ...............................             65              20             164              53              80
                                                           --------        --------        --------        --------        --------
Net charge-offs ....................................            510             413           1,842           1,851           2,469
Provision for loan losses ..........................          1,160             413           2,592           2,401           3,019
                                                           --------        --------        --------        --------        --------
Balance of allowance for loan
  losses at end of period ..........................       $  5,300        $  4,550        $  5,300        $  4,550        $  4,550
                                                           ========        ========        ========        ========        ========

Total loans and loans held for sale ................       $143,126        $111,806        $143,126        $111,806        $149,340
                                                           ========        ========        ========        ========        ========

Allowance to total loans ...........................            3.7%            4.1%            3.7%            4.1%            3.0%
                                                           ========        ========        ========        ========        ========

Non-performing loans for the nine-month period ended September 30, 2000 decreased $493,000 to $4.5 million from December 31, 1999. Non-performing loans relative to total loans decreased to 3.12% at September 30, 2000 from 3.32% at December 31, 1999.

The following table sets forth information regarding the Company's non-performing loans at the dates indicated:


NON-PERFORMING LOANS

                                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                                   2000                   1999
                                                                                                  ------                 ------
                                                                                                (DOLLARS IN THOUSANDS, UNAUDITED)
Commercial:
  Unguaranteed portions:
    SBA and USDA loans .......................................................                    $1,567                 $1,264
    Ex-Im working capital loans ..............................................                       209                    397
  Other international loans ..................................................                     1,222                  1,759
  Commercial mortgage loans ..................................................                      --                       49
  Other commercial loans .....................................................                     1,467                  1,358
Consumer .....................................................................                      --                      131
                                                                                                  ------                 ------
    Total non-performing loans ...............................................                    $4,465                 $4,958
                                                                                                  ======                 ======

Total non-performing loans to total loans ....................................                      3.12%                  3.32%
                                                                                                  ======                 ======

Total non-performing loans to total assets ...................................                      1.39%                  1.51%
                                                                                                  ======                 ======

Allowance to total non-performing loans ......................................                       119%                    92%
                                                                                                  ======                 ======


The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis, and therefore allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. Loans to foreign entities at September 30, 2000 represented 14% of total loans. Such loans are U.S. dollar denominated and either 100% Ex-Im Bank guaranteed and sold at origination or carry private insurance equal to 80-90% of the loan balance. The Company's private credit insurance policy includes an aggregate deductible which provides that the Company is responsible for the first loss on the uninsured portion of the loan.

                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                     2000                      1999
                                                                   --------                   ------
                                                                   (DOLLARS IN THOUSANDS, UNAUDITED)
ALLOCATION OF THE ALLOWANCE BY
CATEGORY OF LOANS:
Unguaranteed Portions of:
  SBA & USDA loans ..............................                  $    850                   $  722
  Ex-Im working capital loans ...................                       159                      157
Other international loans .......................                       556                      780
Commercial mortgage loans .......................                        56                      109
Other commercial loans ..........................                     3,053                    1,852
Investor mortgage loans .........................                        --                       25
Residential and other consumer loans ............                        14                       35
Loans held for sale .............................                       195                      166
Unallocated .....................................                       417                      704
                                                                   --------                   ------
  Total allowance for loan losses ...............                  $  5,300                   $4,550
                                                                   ========                   ======

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
Unguaranteed Portions of:
  SBA & USDA loans ..............................                       8.7%                     5.8%
  Ex-Im working capital loans ...................                       3.1%                     4.6%
Other international loans .......................                      19.5%                    28.3%
Ex-Im medium term loans .........................                       0.0%                     0.0%
Commercial mortgage loans .......................                       1.5%                     3.5%
Other commercial loans ..........................                      38.1%                    31.8%
Investor mortgage loans .........................                       0.0%                     0.9%
Residential and other consumer loans ............                       1.6%                     1.7%
Loans held for sale .............................                      27.3%                    23.2%
                                                                   --------                   ------
                                                                      100.0%                   100.0%
                                                                   ========                   ======


STOCKHOLDERS' EQUITY. Stockholders' equity increased 9% or $4.9 million to $59.9 million at September 30, 2000 from $55.0 million at December 31, 1999 due to the retention of earnings net of a quarterly dividend of $.03 per share, or $744,000 for the nine-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of liquidity and funding are certificates of deposit, a warehouse line of credit, commercial paper conduits and loan sales and securitizations. Secondary sources of liquidity include a Federal Home Loan Bank line of credit and federal funds purchased.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels, estimated liquidity needs for maturing certificates of deposit, approved extensions of credit, and unadvanced commitments to existing borrowers in determining the level and maturity of funding necessary to support operations. The on-going sale of the government guaranteed portions of loans at origination also provides cash to fund operations. Such loan sales totaled $364.8 million for the nine-month period ended September 30, 2000.

As of September 30, 2000 the Company had outstanding commitments to fund loans and lines of credit of $91.8 million and had issued letters of credit totaling $34.7 million.

The Company received notice from one of its warehouse lenders that such lender is discontinuing its business of providing warehouse lines of credit to borrowers such as the Company and that such lender will not be renewing its line of credit to the Company which expires December 28, 2000. However, the Company is in discussion with the lender to extend the line and is also in discussion with another lender to replace the funding. The Company believes, however, that it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations and commitments, and certificate of deposit maturities.

A subsidiary of the Bank entered into an interest rate swap based on an aggregate amount of $28 million at September 30, 2000. The intent of the swap is to mitigate interest rate risk inherent in the sale of revolving commercial loans to a commercial paper facility. The swap provides for net settlement on a monthly basis which is recorded as an adjustment to interest income. For the nine-month period ended September 30, 2000, $49,000 of interest expense had been recorded related to the swap.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies and maintains a "well-capitalized" status with a total capital to risk-weighted assets ratio of 11.41% and a Tier 1 capital to assets or leverage ratio of 17.76% at September 30, 2000.

There are currently proposed regulatory amendments to risk based capital rules which are expected to require banks to have additional capital for "retained interests," as defined in the rules, that are associated with loans sold or securitized. The regulations, if passed in their current or substantially similar form, would likely require the Company to (1) significantly reduce its level of retained interests relative to capital by the sale of these interests or raise a significant amount of additional capital to support such activities and (2) to structure certain future loan sales or securitization transactions in a manner which may be less economically favorable to the Company. Both of these courses of action may reduce future earnings. Additionally, the Company may be required to obtain additional capital to finance future securitizations or sales transactions; if the Company is not able to obtain such additional capital on terms acceptable to the Company, the Company may be required to reduce or eliminate securitizations after such regulations take effect because the terms of available securitizations (i.e., with a decreased level of retained interests) may not be economically feasible or attractive to the Company. These regulations are currently open for comment and management will monitor the impact on the Company as the regulations become more definitive.

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

Over the past twelve months there have been six increases in the Prime Rate totaling 175 basis points. As depicted in the December 31, 1999 interest rate gap analysis, the Company is asset sensitive and net interest income generally increases in a rising rate environment. However, future changes in interest rates along with prepayments and loan losses may impact the recoverability of the Company's investment in interest only-strips and junior bonds related to loans securitized. Each quarter, the Company considers the actual and projected performance of these three variables, among other factors, in calculating the net present value of its interest-only strips and other retained interests. To date, the favorable performance in actual prepayments and loan losses had given rise to calculated values for the retained interests in excess of the carrying values. At September 30, 2000 two of the Company's commercial term loan securitizations have a carrying value less than calculated values because they include some fixed rate loans which have not increased while the coupon paid to investors on the LIBOR-based bonds has increased. While the Company has determined that the interest-only strips for these transactions are not permanently impaired, such impairment could occur in the future if such rates do not decrease in subsequent periods, or if prepayments or loan losses occur at rates greater than those currently projected. A decrease in the value of the interest-only strips for these transactions has been recognized as an adjustment in the Company's available-for-sale allowance, which has decreased Stockholders' Equity. Should it be determined that this decrease is other than temporary, a charge to income would be recognized. There have been no other material changes in the Company's interest rate risk position since December 31, 1999.

Other types of market risk, such as foreign exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities. During late 1998 and continuing through 1999, the capital markets experienced rapid and extreme changes evidenced by a decline of investor demand for certain asset-backed securities that carried a credit agency rating less than the highest ratings available and a widening of the spreads between the interest rates on treasury securities and interest rates on asset-backed securities. The uncertainties were exacerbated in late 1999 with concerns over Year 2000 market preparedness. The "flight to quality" by asset-backed investors requires issuers like the Company to provide a greater level of credit enhancement to attain higher credit ratings for a larger percentage of the securitization in order to make the transaction marketable. The widening of spreads in the asset-backed capital markets reduces the earnings on a securitization and, if such events were to occur in the future, could limit the amount of borrowings available to the Company under its warehouse lines of credit and may make future securitizations economically unfeasible. In the nine-month period ended September 30, 2000, the Company noted some favorable improvements in the yields from the market but not to the levels of the first half of 1999.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            Exhibit
            Number      Description
            ------      -----------
            3.1         Amended and Restated Certificate of Incorporation of
                        the Registrant.*

            3.2         Amended and Restated By-laws of the Registrant.*

            10.13.2 Amendment No. 2 to Amended and Restated Loan Purchase and Servicing Agreement among FNBNE Funding Corp.,
                        First International Bank, Variable Funding Capital
                        Corporation, First Union Securities, Inc., First
                        Union Securities, Inc., First Union National Bank and
                        HSBC Bank USA, dated May 15, 2000.

            11.1        Computation of Per Share Earnings.

            27          Financial Data Schedule.


      * Denotes an exhibit which has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-31339.


      Reports on Form 8-K

      The Registrant did not file any reports on Form 8-K during the third quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First International Bancorp, Inc.
                                   ------------------------------------------
                                   (Registrant)


Date: November 13, 2000                  By:   /s/ Brett N. Silvers
      ------------------                       ------------------------------
                                               Brett N. Silvers
                                               Its Chief Executive Officer
                                                  and Chairman of the Board



Date: November 13, 2000                  By:   /s/ Leslie A. Galbraith
      ------------------                       ------------------------------
                                               Leslie A. Galbraith
                                               Its Chief Operating Officer,
                                                  Executive Vice President,
                                                  and Secretary



Date: November 13, 2000                  By:   /s/ Shaun P. Williams
      ------------------                       ------------------------------
                                               Shaun P. Williams
                                               Its Chief Financial Officer,
                                               Executive Vice President,
                                                  and Treasurer

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
10.13.2           Amendment No. 2 to Amended and Restated Loan Purchase and
                  Servicing Agreement among FNBNE Funding Corp., First
                  International Bank, Variable Funding Capital Corporation,
                  First Union Securities, Inc., First Union National Bank and
                  HSBC Bank USA, dated May 15, 2000.

11.1              Computation of Per Share Earnings

27                Financial Data Schedule