Form 10-K
period 2000-12-31
FIRST INTERNATIONAL BANCORP INC
filed 2001-03-29
CIK 1040339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                  ------------

                   For the fiscal year ended December 31, 2000
                           Commission file no. 0-22861
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock as reported by the NASDAQ National Market of $8.56 was approximately $29,460,000.

As of March 1, 2001, the Registrant had 8,042,019 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III, items 10, 11, 12 and 13 are incorporated by reference to First International Bancorp, Inc.'s definitive proxy statement to stockholders which is expected to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2000.

                                TABLE OF CONTENTS

           PART 1                                                     Page No.
ITEM 1.    BUSINESS                                                      1

ITEM 2.    PROPERTIES                                                    26

ITEM 3.    LEGAL PROCEEDINGS                                             26

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY                   26
           HOLDERS

           PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND                     27
           RELATED STOCKHOLDER MATTERS

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA                          28

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       29
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES                      61
           ABOUT MARKET RISK

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   62

           -        Report of Independent Accountants

           -        Consolidated Balance Sheets as of December
                    31, 2000 and 1999

           -        Consolidated Statements of Income for the
                    years ended December 31, 2000, 1999 and
                    1998

           -        Consolidated Statements of Changes in
                    Stockholders' Equity for the years ended
                    December 31, 2000, 1999 and 1998

           - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

           -        Notes to Consolidated Financial Statements

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                107
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           107

ITEM 11.   EXECUTIVE COMPENSATION                                       107

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS              107
           AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               107

           PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND                107
           REPORTS ON FORM 8-K

PART 1


ITEM 1: BUSINESS


GENERAL

Overview

First International Bancorp, Inc., a Delaware corporation, is a one bank holding company incorporated in 1985 and regulated by the Board of Governors of the Federal Reserve System. Its principal asset and subsidiary is First International Bank (the "Bank"), a Connecticut state bank and trust company. The Bank was established in 1955 as a national bank and converted to a state bank in July 1999. The Bank is regulated by the State of Connecticut Department of Banking ("CDB") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank changed its name from First National Bank of New England on February 1, 1999 to more closely reflect the markets it serves. Since 1998, the Bank has established various special purpose entities to facilitate loan securitizations and sales to commercial paper conduits.

The Bank solicits commercial loans in New Jersey through its wholly-owned subsidiary, First International Capital Corp. of New Jersey, and operates in various other states under the trade name First International Capital.

The Company specializes in providing credit, trade and financial solutions to small and medium size industrial companies located in the United States and in international emerging markets. The Company serves its target market by offering flexible and attractive loan terms to borrowers and manages its credit risk through the combined utilization of commercial loan guarantee programs made available by three U. S. federal agencies: the U. S. Small Business Administration (the "SBA"), the U. S. Department of Agriculture (the "USDA"), and the Export-Import Bank of the U. S. ("Ex-Im Bank"), as well as through the use of private credit insurance policies.

For the federal fiscal year ending September 30, 2000, the Company was the country's largest Ex-Im Bank lender measured by number of transactions; the second largest USDA Business and Industry lender measured by dollar volume; and the eleventh largest SBA 7(a) lender measured by dollar volume. The Company maintains preferred status for government guaranteed lending programs in several jurisdictions.

In September 1997, the Company completed an underwritten public offering whereby 1,955,000 shares of its common stock were issued for net proceeds of $23.8 million.

On March 26, 1999, the Company sold its last retail branch and its checking, savings and money market accounts. The Company retained its certificates of deposit and continues to offer certificates of deposit to retail and brokered depositors. (See "Changes in Funding Sources" for further discussion of the funding sources used by the Company.)

Recent Events

On January 15, 2001, the Company entered into a definitive Agreement and Plan of Merger with United Parcel Service, Inc. ("UPS"), pursuant to which at the effective time of the transactions described in the merger agreement, a wholly-owned subsidiary of UPS will be merged with and into the Company (the "Merger"). The Company would be the surviving corporation of the Merger and a wholly-owned subsidiary of UPS.

Under the terms of the merger agreement, the Company's stockholders will receive shares of UPS Class B common stock in exchange for shares of the Company's common stock, based on a conversion ratio described in the merger agreement, subject to a number of potential adjustments. As of the date of this Annual Report on Form 10-K, the Company estimates that the conversion ratio would be approximately 0.1598 shares of UPS Class B common stock for each share of the Company's common stock. Further, approximately 10% of the stock to be issued in the Merger will be placed in escrow pending the performance of the Company's loan portfolio during the 12 months following the closing and the resolution of any indemnification claims with respect to the Company's representations, warranties and covenants in the merger agreement. The conversion ratio and the other terms of the Merger are described in the merger agreement which has been filed by the Company as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2001. In addition, the terms of the Merger and the merger agreement will be described in further detail in the Company's proxy statement for the Company's 2001 Annual Meeting, which the Company anticipates will be filed with the Securities and Exchange Commission in April 2001.

The Merger is subject to bank regulatory approvals, the approval of the Company's stockholders, review under the Hart-Scott-Rodino Improvements Act and other customary closing conditions. In connection with the execution of the merger agreement, key Company stockholders, controlling approximately 52% of the outstanding shares, have agreed to vote their shares of the Company stock in favor of the transaction. The transaction is expected to close in the second quarter of 2001.

As a condition to the completion of the Merger, prior to closing, the Bank will seek one or more buyers of its deposit liabilities, approximately $280 million, subject to regulatory approval. Upon the closing of such transaction, which is intended to be immediately prior to the Merger closing, subject to the Bank's receipt of approval, the Bank would cease to be a federally insured depository institution regulated by the FDIC and the Company would cease to be a bank holding company regulated by the Board of Governors of the Federal Reserve System. Following the Merger, the Bank would operate as a non-depository bank chartered by the Connecticut Department of Banking, and would continue to be subject to Connecticut's state banking laws and regulations, as it is today.

Changes In Funding Sources

Over the past three years, the Company and the Bank completed transactions that effected changes in the manner in which the Company and the Bank obtain funding for its lending business. These transactions included:

- the sale of the Bank's last branch in March 1999, including checking, savings and money market accounts, which requires the Bank to obtain funding from alternative sources;

- the establishment of a commercial paper conduit facility pursuant to which up to $60 million is available to the Company (based upon the contractual advance rates against the qualifying principal balance of the loans pledged to secure the facility; the pledged loans consist of the unguaranteed portion of loans guaranteed by the SBA);

- establishment of and the increase in a second commercial paper conduit facility from $65 million to $95 million and, in January 2001, to $120 million, pursuant to which the Company has the right to sell or finance commercial revolving lines of credit and other qualifying loans during the term of the facility;

- loan securitization and sales transactions pursuant to which the Company securitized and sold in the aggregate approximately $322 million of asset backed loans; and

- the establishment of agreements with five national brokers which provide a source for brokered certificates of deposit used for fundings of one year or less.

The Company is currently finalizing companion facilities under its approved commercial paper conduit credit lines and expects that transfers of loans under the new facilities will be reflected as a financing on the Company's consolidated balance sheet. Prior to the closing of the acquisition of the Merger with UPS, the Company expects to continue to obtain funding for its operations from retail and brokered certificates of deposit, the sale of loans on a loan-by-loan basis, and from its commercial paper conduit facilities. The Company does not plan to continue to securitize loans in 2001.

Loan Originations

Management believes that the specialized market knowledge and experience of the Company's lending officers, combined with a broad range of commercial and international financing products, enable the Company to satisfy the needs of its small and medium size industrial clients. Brand recognition for the Company is maintained by incorporating the servicemark Financing Industry Worldwide(sm) in its logos. The Company's domestic and international lending relationships generally range from $150,000 to $5.0 million.

The Company's Commercial business units underwrite lines of credit, term loans, industrial mortgages and trade financing for businesses located throughout the United States. Commercial lenders operate from the Company's Hartford, Connecticut headquarters, as well as from regional representative offices located in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Pittsburgh and Philadelphia, Pennsylvania; Rochester, New York; Washington D.C.; Miami, Florida; Detroit, Michigan; St. Louis, Missouri; Cleveland, Ohio; Los Angeles, California; and Richmond, Virginia. The Company's domestic loan officers are trained to understand the specific financial needs of small and medium size industrial companies, and to use government guaranteed and other commercial loan products to respond to those needs. Domestic loan officers participate in industrial trade organizations representing the Company's target market and conduct other marketing activities to reach potential borrowers.

The Company's International business units underwrite Ex-Im Bank guaranteed and insured and, to a lesser extent, private sector insured short and medium term loans to small and medium size industrial companies located in various international emerging markets. The International business units also underwrite Ex-Im Bank guaranteed revolving lines of credit to U.S. manufacturers and offer privately insured loans to U.S. importers of foreign-made goods. See "International Lending Services and Products." International lending activities support trade flows between the United States and emerging markets. The Company's International business units operate from its Hartford, Connecticut headquarters and are assisted in their efforts by contractual international marketing representatives, or "master agents", many of whom are actively involved in providing financial, accounting, consulting and/or engineering services to industrial companies in their home countries. Marketing arrangements have been established with professionals in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, North Africa, Philippines, Poland, South Africa, Turkey and West Africa. The Company has formally established "representative offices" in certain countries in accordance with local regulations.

Underwriting

The Company's underwriting activities are initiated from each of its lending offices and supported and approved at the Hartford headquarters. Commercial lending officers analyze the creditworthiness of proposed borrowers and evaluate each borrower's financial statements, credit reports, business plans and other data to determine if the credit and proposed collateral satisfy the Company's specific lending standards and policies. All credit memoranda are reviewed by an independent credit officer and may require additional approvals depending on the particular circumstances of the financing package. Domestic and international loans undergo a substantially identical approval process.

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

In 1998, the Company began securitizing and selling certain whole loans and the unguaranteed portions of certain government guaranteed loans that it originates, and selling commercial revolving lines of credit, other commercial loans and the unguaranteed portions of SBA loans to commercial paper conduits. In these securitization and commercial paper transactions, the Company sells a pool of loans to a trust, which either issues certificates representing beneficial ownership interests in the trust or issues notes and sells these securities through private placement transactions. In order to provide credit enhancement for the certificates or notes, the

Company has generally retained subordinated certificates or notes and established a cash reserve account. The Company has also recorded an interest-only strip in connection with each of these transactions. For all securitizations and sales, the Company is the servicer of the underlying loans. As more fully explained in "Regulation of the Bank - Capital Adequacy", due to the possibility of increasing capital requirements for federally regulated insured institutions such as the Bank, the Company does not plan to securitize loans in 2001.

BUSINESS STRATEGY

The Company's strategy is to serve small and medium size industrial companies through the following key activities:

Domestic Loan Origination Activities. Commercial business units currently operate from the Hartford headquarters, as well as from regional loan production or "representative" offices located in Boston and Springfield, Massachusetts; Providence, Rhode Island; Pittsburgh and Philadelphia, Pennsylvania; Morristown, New Jersey; Rochester, New York; Washington D.C.; Miami, Florida; Detroit, Michigan; St. Louis, Missouri; Cleveland, Ohio; Los Angeles, California; and Richmond, Virginia.

Financing Trade with International Emerging Markets. The International business units operating from the Hartford headquarters are assisted in their efforts abroad by relationships with international master agents in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, North Africa, Philippines, Poland, South Africa, Turkey and West Africa. The master agents are actively involved in providing professional financial services to small and medium size industrial companies in their home countries. The Company also provides working capital to U.S. manufacturers who export to and import from international emerging markets.

LENDING ACTIVITIES AND POLICIES

The Company's distribution of domestic and international commercial loan originations are detailed below:

                                                                         For the Years Ended
                                                                         -------------------
                                                    December 31, 2000                         December 31, 1999
                                                    -----------------                         -----------------
                                             Principal              Percentage         Principal             Percentage
                                             ---------              ----------         ---------             ----------
                                                                        (dollars in thousands)
Domestic:
   SBA loans                                 $148,608                   29%            $142,089                   26%
   USDA loans                                  47,300                    9%              53,723                   10%
   Other commercial loans                     161,431                   32%             172,964                   31%
                                             --------                  ---             --------                  ---
      Total domestic banking                  357,339                   70%             368,776                   67%

International:
   Ex-Im working capital lines                 52,340                   10%              64,035                   12%
   Ex-Im medium term loans                     66,569                   13%              46,874                    8%
   Other international loans                   33,492                    7%              71,175                   13%
                                             --------                  ---             --------                  ---
      Total international banking             152,401                   30%             182,084                   33%
                                             --------                  ---             --------                  ---
      Total commercial loan originations     $509,740                  100%            $550,860                  100%
                                             ========                  ===             ========                  ===


MARKETING

Domestic Lending

The Company originates domestic loans through approximately 70 commercial lenders in fourteen offices who seek to establish long-term relationships with their clients. The Company believes it is uniquely positioned to serve its domestic market through an ability to provide clients with a flexible combination of lines of credit, term loans and mortgages for industrial property and trade financing. The Company generally utilizes the SBA, USDA, Ex-Im Bank and/or privately insured loan guarantee and insurance programs as a part of a financing package designed for an applicant's particular situation. The Company's participation in these programs enables it to provide clients with longer loan terms than are typically available to small and medium size industrial companies.

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

The marketing efforts by commercial loan officers include participation in trade associations serving the needs of small and medium size industrial companies; contacting accountants, attorneys and other professionals known by the Company to have relationships with businesses in need of financing; personal visits; direct mail solicitations; and referrals from existing clients.

Since the target client of both domestic and international loan officers is often the same, an active cross-selling effort between these two areas is encouraged.

Strategic Marketing Alliances

In addition to the marketing efforts of the Bank's domestic lending officers, the Bank seeks to market its domestic loan products through marketing agreements with various trade and cooperative associations. The Bank has such agreements ("Marketing Alliances") with the National Rural Utilities Cooperative Finance Corporation and various regional chapters of the National Tooling & Machining Association. The Marketing Alliances provide, among other things, for the applicable trade or cooperative association to develop and implement a marketing plan pursuant to which the Bank has implemented an expedited and streamlined credit application and approval process for association members who desire commercial term loans from the Bank. The Company has also entered into Marketing Alliances with 20 industrially oriented e-business marketplaces and has developed ThruCredit(sm), a proprietary integrative software that provides users of the sites information on the Company's products and services and facilitates on-line financing through applications, credit underwriting and processing screens. The Bank retains sole discretion with respect to credit decisions made on applications resulting from its Marketing Alliances. The Marketing Alliances provide for the Bank to pay quarterly and annual compensation to such trade associations and cooperative entities and e-business marketplaces based upon the amount of loans made by the Bank to their members or users.

International Lending

The Company's international lenders in the Export Finance business unit target U.S. exporters eligible for trade financing programs, including those supported by Ex-Im Bank. These loan officers market pre-export working capital lines of credit and SBA guaranteed and other commercial loans. This International business unit also targets U. S. buyers of goods from certain international emerging markets. As with the domestic lending relationships, the Export Finance business unit is responsible for marketing, underwriting, servicing, monitoring and collecting payments on its portfolio of loans.

The Company's international lenders in its International Buyer Finance business unit target foreign purchasers of U. S. goods eligible for short and medium term financing supported by Ex-Im Bank guarantees and insurance and by private sector insurance. This International business unit is also responsible for marketing, underwriting, servicing, monitoring and collecting payments on their portfolios of loans.

Internationally, the Company has established marketing relationships with professional firms in emerging markets who, in the course of conducting their primary business, have frequent contact with local industrial companies who require financing to purchase U.S. goods or are manufacturing or distributing goods for export to the U. S. Prior to entering into relationships with these "Master Agents," the Company conducts due diligence, including visiting the prospective representative and conducting local diligence concerning their business reputation and legal status. The Company also requires that each Master Agent be trained about the Company's products and services at the Hartford headquarters. Each Master Agent markets, on behalf of the Company, Ex-Im Bank guaranteed and insured short and medium terms loans and privately insured export loans in its respective market. The Master Agent will develop a lead with a potential borrower and may aid in the transaction by obtaining required financial or operational data from borrowers and providing assistance in the loan origination and closing process. The Master Agents work with the Company's U.S.-based loan officer who completes the application underwriting and closing process. The Master Agent receives a negotiated fee when a loan referred to the Company has been underwritten and closed. The Master Agent assists the loan officer in obtaining certain information from the applicant and in responding to inquiries of the applicant, but does not have any direct underwriting responsibilities. All decisions with respect to referrals of Master Agents are made by the Company, which retains full control over international loan originations.

The Company's Import Finance business unit lenders seek to finance goods imported by U. S. industrial companies throughout the country under a private sector insurance policy and to cross sell SBA guaranteed and other commercial loans to the companies.

Marketing efforts of these International business units include visits to, and direct mail solicitation of, U.S.-based exporters and importers of capital goods, direct mail solicitation of foreign-based manufacturers and industrial trade organizations, and in-country marketing by the Company's network of Master Agents. The Company has also entered into contractual strategic marketing alliances with Panalpina, Inc., a leading international freight forwarding company, the Association for Manufacturing Technology, and the Korean Federation of Small Business to provide access to additional trade finance opportunities.

DOMESTIC LENDING SERVICES AND PRODUCTS

Loan Products and the Origination Process

The commercial loans originated by the Company include industrial mortgage loans (i.e., loans to businesses collateralized by industrial real property), equipment term loans and revolving lines of credit to manufacturers, wholesalers and distributors, many of which are exporters. The typical commercial borrower is a privately owned and operated company with annual sales of $1 million to $50 million, employing 10-500 workers, and has been in business for at least three years. A number of the Company's borrowers have a proprietary product line, export their products and/or have a geographically diverse client base. The Company is typically the borrower's primary lender and provides loans which are collateralized by assets of the borrower.

The Company originates loans to a variety of industries; however, in the future based upon its loss experience and economic forecasts, the Company may decide to de-emphasize certain industries from time to time. In striving to meet the credit needs of its clients, the Company utilizes government guarantee loan programs which allow it to offer longer-term loans while mitigating the credit risk to the Company through a government guarantee.

The interest rates accruing on the Company's commercial loans are typically U.S. Prime-based, changing monthly or quarterly when the Prime Rate changes. The Company also makes fixed rate loans from time to time. The Company originates certain loans for sale through loan purchase programs pre-established with investors. The term of a loan depends upon whether the loan is guaranteed or is underwritten for a loan purchase program and the loans are generally fully amortizing. Government guarantee programs give clients access to longer financing terms and amortization schedules than are otherwise available. A government guaranteed mortgage loan has a maximum term and amortization of up to 30 years, while the term and amortization of a non-government guaranteed mortgage loan typically does not exceed 15 years. Equipment loans are underwritten to correspond with the useful life of the equipment and generally range from 5-15 years. SBA guaranteed working capital term loans range from 7-10 years, while non-government guaranteed working capital revolving lines of credit have one-year terms.

The primary collateral sought by the Company for commercial loans consists of liens which are generally first liens, on owner-occupied industrial real estate, equipment, inventory and/or accounts receivable, although additional collateral may include junior liens on residential properties. The Company generally requests the personal guarantee of the principals of a business as an additional repayment source because the Company believes doing so induces the guarantor to facilitate repayment of the loan.

The two government guarantee loan programs utilized by the Company's business units to provide financing to its niche market are discussed below.

SBA Guaranteed Loan Originations

The Company utilizes the SBA's 7(a) loan program for eligible borrowers. The Company has Preferred and Certified Lender status in 23 SBA "districts." Preferred Lender status allows the Bank to approve loans on behalf of the SBA, with the national SBA processing center's concurrence that the applicant meets the SBA eligibility requirements. The SBA generally completes its eligibility review within 24 hours of submission. Certified Lender status entitles the Bank to 72-hour turnaround from local SBA district offices for approval of loan applications. In other districts where the Company does not have either Preferred or Certified Lender Status, applications may be submitted with a 7-day turnaround from the local SBA district office.

Until December 2000, the SBA's 7(a) loan program provided for a guarantee equal to 75% of the principal balance, up to a maximum guarantee of $750,000 per borrower. Effective in December 2000, the program was changed to allow for a maximum guarantee of $1 million per borrower and a maximum loan size of $2 million.

The Company makes SBA loans to businesses which qualify under agency regulations as a "small business." The primary operative SBA eligibility criterion for the Bank's targeted market is that the borrower be a privately-owned manufacturer with fewer than 500 employees. Loans may generally be used for the acquisition or refinancing of plant and equipment, working capital and debt consolidation.

In the event of default, the SBA pays the guaranteed percentage of the loan to the Company, and the SBA and Company share in any collections or collateral on a pari passu basis. For example, if a loan carries a 75% guarantee, the SBA receives 75% of all collections while the Company receives 25% of such amounts, beginning with the initial recovery. The SBA also reimburses the Company's collection costs on a similar basis.

If the SBA establishes that any resulting loss is attributable to a failure by the Company to comply with SBA policies and procedures in connection with the origination, documentation or funding of a loan, the SBA may decline to pay the guaranteed amount, or if the guaranty has already been paid, may seek recovery of funds from the Company. With respect to guaranteed SBA loan participations which have been sold, the SBA will first honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to a failure by the Company to comply with SBA policies and procedures.

USDA Guaranteed Loan Originations

The Company utilizes the Business and Industry Program ("B&I Program") of the USDA when available based on an applicant's geographical location and other characteristics. The B&I Program generally provides for 80% guarantees on loans with principal balances up to $5 million and 70% guarantees on loans with principal balances between $5 million and $10 million and, therefore, enables the Company to provide to eligible borrowers a greater amount of financing than the Company would otherwise be able to provide under the SBA program or on an unguaranteed basis due to legal lending limits. The stated purpose of this program is to support industry, employment and general economic and environmental conditions in rural communities, which are generally defined as towns with fewer than 50,000 inhabitants. These loans may be utilized for the acquisition, improvement or refinancing of plant and equipment or working capital and debt consolidation purposes.

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

Domestic lending officers receive and assemble initial applications, analyze the creditworthiness of proposed borrowers, prepare credit memoranda and, aided by staff, prepare any required government guarantee loan application forms and conduct credit and trade reference checks. In the course of analyzing the creditworthiness of prospective borrowers, commercial lending officers evaluate each applicant's and any guarantors' financial statements, credit reports, appraisals and other information regarding the value of collateral, the experience, strength and continuity of the borrower's management, business plans and other data to determine if the credit and collateral satisfy the Company's standards and compliance with any applicable government guaranteed loan program requirements. These standards may include debt service coverage or other financial ratios, reasonableness of the borrower's projections (when submitted), the experience, strength and continuity of the borrower's management, the financial condition of individual guarantors, the value of collateral, and compliance with government guarantee loan program requirements. The originating officer performs on-site inspections to determine the condition of a borrower's facility, the manner in which business is being conducted, the condition and maintenance of assets, the existence of environmental issues, and other relevant conditions.

Originating lending officers have no authority to approve a loan on their own. Subject to approval by the Credit Policy Officer, the business manager of each Commercial business unit and the Company's Division Executives have lending authority in accordance with their experience and tenure. Loans above specific levels require the additional approval of the Chief Credit Officer and any loan requests above $6 million must be further approved by the Company's Chief Executive Officer. All loans to a borrower and its affiliates are aggregated to determine whether the total is within an individual's lending authority.

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

The Company performs a credit analysis on all applications, considering the type and value of the assets collateralizing a loan, the characteristics of the borrower, the borrower's industry, and the anticipated debt service ratio. The Company generally requires that a borrower's most recently completed fiscal year financial statements demonstrate an historical debt service coverage ratio of at least 1.25 to 1. If requested funding is for plant or line of business expansions, or there are other extenuating circumstances, consideration may also be given to projected results and, therefore, certain loans may be granted when historical debt service coverage is less than 1.25 to 1.

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

The Company's standard underwriting criteria detail the maximum advance rates which are utilized for each type of collateral. Commercial property is generally given a collateral value for underwriting purposes equal to 80% of the appraised value; finished goods and raw material are generally valued at 50% of book value; trade accounts receivable under 90 days are generally valued at 75% of book value.

Although the minimum debt service coverage ratios and maximum prescribed collateral values described above are generally utilized in the Company's analyses, exceptions to these policy limits are approved based on management's assessment of the borrower's particular situation. Proposed exceptions to the Company's loan policy are reviewed by the approving officers. Decisions to approve these loans are made on a case-by-case basis and depend upon the overall creditworthiness of the applicant. The overall trends in underwriting exceptions are monitored by the Chief Credit Officer and the Company's Management Asset Quality and Board Loan Committee.

INTERNATIONAL LENDING SERVICES AND PRODUCTS

The Company's International business units underwrite revolving lines of credit to U.S. manufacturers, short and medium term loans to foreign buyers of U.S. goods, short term loans to U.S. buyers of foreign goods, and letters of credit issued in connection with such facilities.

The International lending business units include the following:

Business Units/Territory                Products Used                             Description
------------------------                -------------                             -----------
Export Finance (U.S.)                   Working capital line of credit; 90%       One year revolving line of credit
                                        Ex-Im guaranteed; indexed to U.S.         to U.S. manufacturers
                                        Prime, variable daily; U.S. dollar        collateralized by export accounts
                                        denomination                              receivable and inventory

Import Finance (U.S.)                   90-360 day U.S. import term loan;         Financing of accounts receivable
                                        discount note; 95% privately insured;     due from U.S. manufacturer
                                        U.S. dollar denomination                  purchasing goods from international
                                                                                  emerging markets; unsecured

International Buyer Finance             Short and medium term loan; 90-100%       1 to 5-year term loans to foreign
(principally Argentina, Brazil,         guaranteed or insured by Ex-Im Bank or    purchasers of qualified U.S. made
Central America, Mexico, Egypt,         privately insured (generally 90%);        inventory and equipment; unsecured
India, Indonesia, Korea, North          indexed to 6-month LIBOR, variable        or secured by inventory or equipment
Africa, Philippines, Poland, South      semi-annually; U.S. dollar denominated
Africa, Turkey and West Africa)

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

International Lending - United States

Export Working Capital and U.S. Import Loan Products and the Origination Process

The typical U.S. client for the Company's international products is a U.S.-based manufacturer with sales of $1 million to $50 million and export or import financing needs. The Export Finance business unit handles clients who are exporting while the Import Finance business unit handles U.S. importers. The target profile of these clients is generally the same as for the Company's other domestic clients.

The one-year revolving Ex-Im Bank working capital lines of credit are indexed to The Wall Street Journal Prime and adjust daily. The primary collateral for these loans includes export-related accounts receivable and inventory. The accounts receivable are generally insured under an Ex-Im Bank insurance policy, a private export credit insurance policy or an acceptable letter of credit. Open accounts receivable may qualify as collateral if approved in advance by the Company and Ex-Im Bank. Borrowers must submit borrowing base certificates to the Company to evidence the availability of acceptable collateral when an advance is requested, and monthly thereafter.

The Company holds "Super Delegated Authority" status under Ex-Im Bank's working capital loan guarantee program and, therefore, has authority to approve working capital lines up to $10 million per borrower, up to an aggregate portfolio of $150 million, without Ex-Im Bank approval. The Company also has the responsibility to ensure that loans are underwritten, documented and funded in accordance with Ex-Im Bank polices and procedures in order to avoid loss of the guarantee. In the event of a loan default, the Company and Ex-Im Bank share in all loan recovery proceeds on a pari passu basis in accordance with the 90% guaranteed/10% unguaranteed ratio.

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

International Lending  - Emerging Markets

Short and Medium Term Loan Products and the Origination Process

Emerging market-based clients of the Company's International Buyer Finance business unit are typically small and medium size industrial companies requiring financing to purchase equipment, components and raw materials from the U.S.

The Company primarily uses Ex-Im Bank guarantee and insurance programs to mitigate its credit risk to the borrower. In 1998, as an alternative to the Ex-Im Bank product, the Company obtained a credit risk insurance policy from a private sector insurance company for short and medium term loans to industrial companies in certain international emerging markets. The underwriting criteria is substantially the same under both the Ex-Im Bank and privately insured programs, although Ex-Im Bank imposes U.S. content measurements. Ex-Im Bank guarantees or insurance programs provide 95-100% coverage on the medium term loans and generally 90% coverage on short-term loans. The private sector insurance policy generally insures 90% of the short and medium term loans. With the private sector insurance policy, the Company has discretionary credit approval authority for loans up to $750,000 which meet the underlying criteria of the private sector insurance policy. The Company generally utilizes the private sector insurance policy for smaller dollar requests and only in connection with an Ex-Im Bank loan client.

Short term loans may be up to one year in tenor while medium term loans are generally 3-5 years. These loans finance the acquisition of qualified U.S.-made inventory components and capital goods. The Ex-Im Bank program allows the financing of up to the lower of 85% of purchase price or 100% of U.S. content. Certain other U.S. content and product requirements must also be met. The loans generally range in size from $150,000 to $5 million and are U.S. dollar-denominated. Although the purchase of equipment is being financed, the Ex-Im Bank loans are generally unsecured; the Company relies on the borrower's cash flow and the Ex-Im Bank guarantee or Ex-Im Bank insurance. The Company does obtain a security interest in the equipment being underwritten for loans made pursuant to the private sector insurance policy.

International lending officers are responsible for marketing, underwriting, servicing, monitoring and collecting their portfolios of loans. Because the medium term loans are fully amortizing with semi-annual payments, there is less post-closing analysis required for performing loans than for other types of loans made by the Company.

In the event of default, the Company will work with Ex-Im Bank to handle the workout and collection or restructure of Ex-Im Bank guaranteed medium and short term loans and, in the event a claim is filed, Ex-Im Bank will pay the guaranteed or insured principal balance, plus accrued interest. See "Delinquency and Collection Activities."

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

The Company's international lending officers will often visit a prospective U.S. borrower's place of business and perform on-site inspections. The Company will generally instruct its in-country Master Agents to make these inspections of prospective foreign borrowers. Although certain of the international loans are unsecured, site inspections are conducted in most cases because this information is helpful in assessing a borrower's operations.

The approval process is substantially similar to that followed by the commercial lending officers. The Credit Policy Officer reviews the memorandum and supporting file for compliance with internal Company policies as well as applicable Ex-Im Bank or private insurer program parameters. As with domestic lending, exceptions to the Company's and Ex-Im Bank's loan policies are entertained on a case-by-case basis by the approving loan officers, and acceptance of exceptions depends upon the overall creditworthiness of the applicant.

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

While most working capital lines of credit are within the Company's "Super Delegated Authority", applications which do not comply with and/or are above the Company's authority, and all Ex-Im Bank international buyer short and medium term loans, require Ex-Im Bank approval. U.S. import loans in excess of $500,000, and term loans in excess of $750,000, require approval from the private sector insurance company if they are to carry that insurance.

CAPITAL MARKETS AND LOAN SERVICING

Capital Markets Activities

The Capital Markets business unit was established in July 1996 to assume responsibility for the non-recourse, servicing-retained sale of SBA, USDA and Ex-Im Bank government guaranteed loans and to identify markets for the sale of non-guaranteed mortgage, term and revolving loans on a non-recourse, servicing-retained basis. Since 1998, the Capital Markets business unit has completed seven securitizations of the unguaranteed portions of SBA loans and certain whole commercial loans, and has sold revolving lines of credit and other loans to commercial paper conduits. These capital markets activities allow the Company to leverage capital, replenish liquidity and mitigate the risk of balance sheet exposure to any single borrower.

The guaranteed portions of SBA and USDA loans are generally sold during the quarter of origination on a single loan basis to established brokers. Brokers generally pool the SBA guaranteed portions. USDA loans are individually sold. The guaranteed portions of Ex-Im Bank loans and lines of credit are generally sold to the Private Funding Export Funding Corporation ("PEFCO"). PEFCO is a private corporation established with the support of the United States Treasury and Ex-Im Bank to assist in financing exports of U.S. goods and services by making direct loans to foreign importers of U.S. made goods, and to provide liquidity support for private sector lending utilizing Ex-Im Bank programs. The Company holds a common stock investment of $987,000 at December 31, 2000 and is a 1.9% shareholder. The Company is one of among approximately 38 PEFCO shareholders.

SBA and USDA regulations permit the Company to sell or participate, respectively, a portion of the unguaranteed amount of loans originated under their respective programs. In accordance with SBA and USDA regulations, the Company is generally required to retain an amount equal to 5% of the total loan and such interest is to be held in the form of the unguaranteed portion of the loan. Current SBA regulations require that the Company hold retained interests in the unguaranteed portion of securitized loans equal to a minimum of 2% of the securitization transaction. Upon the sale of any guaranteed portions, the Company, if holding an unguaranteed portion, shares in the payment stream and collateral on a pari passu basis with all (guaranteed and unguaranteed) investors, beginning with the initial recovery. If the Company is holding an investment in a subordinated interest following a securitization, the application of the cash flows is determined in accordance with the applicable pooling and servicing agreement.

The Capital Markets business unit has developed a list of potential buyers of non-guaranteed mortgage and term loans and devotes substantial resources to the identification of these and other buyers. A primary objective in the negotiation and sale of these loans is the Company's retention of sole responsibility for borrower contact. Investors meet with borrowers only in rare circumstances, and generally rely on the Company to prudently service and monitor lending relationships. The Company believes that this is important to maintain client relationships and also reflects investor confidence in its servicing ability and reputation.

Loan Servicing Activities

At December 31, 2000, the total loan portfolio managed by the Company was $1.3 billion and comprised relationships with over 1,400 companies.

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

The Company receives servicing fees on loans serviced for others in varying amounts, as determined under the particular terms of the sale. Management believes that servicing loans originated generally enhances the Company's relationship with borrowers. This contact allows the Company to continue to offer its loan products to clients who may need additional financing. Further, these servicing arrangements provide an additional and profitable revenue stream that is less cyclical than the business of originating and selling loans themselves.

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

If a borrower is unable to make a payment within 30 days of the due date as of month-end and has not made acceptable alternative arrangements with the Company, the officer issues a past due letter requiring the borrower to make the required payment within 10 business days by certified or cashiers check. If payment is not remitted on time, the account is generally transferred to the Company's U.S. or International Asset Recovery business unit for consideration of additional collection procedures, including issuance of a demand letter and possible liquidation of collateral.

The Asset Recovery business units are responsible for contacting the borrower and analyzing its current and projected financial condition, the reasons leading to the delinquency and the value of the collateral available to the Company. The Asset Recovery officers then propose a workout plan to the Chief Credit Officer and other involved members of senior management. The Asset Recovery business units will also provide any required notices and generally seek to comply with applicable government guarantee program or investor requirements.

If a modification of loan terms or other acceptable workout cannot be achieved within a reasonable time frame, the Company will liquidate the collateral securing the loan. The Company prefers not to take title to real property or equipment unless required to facilitate the collection process. The Company solicits assistance from the principals of the delinquent borrower to effect the liquidation of any property, with title remaining in the borrower's name, thereby seeking to avoid a lengthy foreclosure or repossession process and exposure to the Company regarding environmental or other liability issues. The Company has generally found principals of borrowers to be cooperative in assisting the Company in liquidating collateral efficiently. The Company follows the same general workout procedures for substantially all of the loans it services.

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

In the event of default on a private sector insured loan, the Company handles the liquidation of the loan during a 150-day waiting period. At the end of the waiting period, subject to certain deductibles being satisfied, the private sector insurance company pays the Company an amount equal to the insured portion of the principal balance, plus accrued interest and may ask the Company to continue to handle the liquidation of the loan. The Company may also seek approval of a workout plan from the insurance company if deemed appropriate.

The Company retains responsibility for the proper documentation and servicing of all loans serviced for others, and may incur losses related to these loans if it is found to be negligent by a guaranteeing agency, insurer or investor in carrying out these duties.

Unguaranteed and uninsured loans or unguaranteed and uninsured portions of loans held by investors are subject to negotiated servicing agreements, which in some cases provide investors with the option of assuming responsibility for all collection efforts after a loan becomes 60-90 days delinquent. If the Company is contractually responsible for collection efforts, the servicing agreements generally require that the investor pre-approve liquidation actions.

CREDIT RISK MANAGEMENT

The Company has developed a proprietary credit screening and risk analysis model, RISCOPE(sm), used in the initial underwriting, post-closing loan monitoring and on-going rating process by lending officers and the Loan Review business unit. RISCOPE(sm) assists the Company in quantifying the credit risk of commercial clients. The model takes into account quantitative and qualitative factors and is designed to analyze the Company's primary client base: small and medium size industrial companies. Additionally, the model facilitates an efficient completion of the underwriting process and, once loans are originated, helps management identify weaknesses in loans earlier than might otherwise be done if payment default were their only manifestation.

The Chief Credit Officer has primary responsibility for credit risk management, ensuring the appropriateness of underwriting criteria and application thereof, the implementation of RISCOPE(sm), and the independent analyses of loans by the Loan Review business unit.

The Credit Policy Officer, who reports to the Chief Credit Officer, reviews all credit memoranda for compliance with the requirements of government guarantee programs and Company credit policies. If, based on particular facts and circumstances, policy exceptions are proposed by lending officers, the Credit Policy Officer will ensure that all appropriate policy exceptions are documented and approved by the authorized party. The Company's management Asset Quality Committee evaluates the nature and trends of these exceptions monthly. The Chief Credit Officer reports these exceptions quarterly to the Board of Directors' Loan Committee.

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

The Loan Review business unit reviews the loan portfolio to evaluate the appropriateness of officer risk ratings and overall trends in the portfolio. Loan Review results are reported quarterly to the Loan Committee of the Board.

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

REGULATION AND SUPERVISION

Financial Services Modernization

On November 12, 1999, President Clinton signed into law The Gramm-Leach-Bliley Act ("Gramm-Leach") which significantly altered banking laws in the United States. Gramm-Leach enabled combinations among banks, securities firms and insurance companies beginning March 11, 2000. As a result of Gramm-Leach, many of the depression-era laws which restricted these combinations and other activities which may be engaged in by banks and bank holding companies, were repealed. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

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

Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company is retaining its pre-Gramm-Leach status for the present time under the BHCA.

The Company is currently limited to the business of owning, managing or controlling the Bank and engaging in certain other bank-related activities, including those activities that the FRB determines from time to time to be closely related to banking. The BHCA requires, among other things, the prior approval of the FRB if a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it already owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.

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

REGULATION OF THE BANK

General

As a Connecticut-chartered bank and trust company, the deposits of which are insured by the FDIC, the Bank is subject to regulation and supervision by both the CDB and the FDIC. This regulation and supervision is intended primarily to protect depositors and the FDIC's Bank Insurance Fund, not stockholders.

The CDB regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner (the "Commissioner") is required for the establishment of branch offices and business combination transactions. The CDB, through its Bank Examination Division, conducts periodic examinations of the Bank. The FDIC also regulates many of the areas regulated by the Department.

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

In addition, federal bank regulatory authorities have established guidelines for a minimum leverage ratio (Tier 1 capital to average total assets). These guidelines provide for a minimum leverage ratio of 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% minimum by at least 100 to 200 basis points. The risk based capital and leverage ratios of the Bank as of December 31, 2000 and December 31, 1999 are set forth in Note 10 to the Company's Consolidated Financial Statements.

Federal banking agencies must take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized", and "critically undercapitalized." Based on the Bank's current regulatory capital position, management believes that the Bank is "well capitalized."

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

Federal bank regulatory authorities proposed regulatory amendments to the risk-based capital rules in September 2000 which would require FDIC-insured banks to hold additional capital for "retained interests" that are associated with loans sold or securitized. The regulations, if passed in their current or a substantially similar form, would likely require the Bank to (i) significantly reduce the level of such retained interests relative to capital by selling these assets or raising a significant amount of additional capital to support the Bank's lending activities, and (ii) structure certain future loan sales or securitization transactions in a manner which may be less economically favorable to the Bank, or refrain completely from loan securitizations.

The comment period on the proposed capital regulations closed December 26, 2000. These regulations would not apply to the Bank or the Company following the proposed Merger with UPS since the Bank would not have FDIC-insured deposits. In light of this regulatory proposal, the Company has determined that it is prudent to suspend its securitization activities prior to the closing of the proposed Merger with UPS.

It is possible that, due to the high level of securitization-related retained interests or other factors, the FDIC would no longer classify the Bank as "well capitalized". Such an action would require the Bank to request approval from the FDIC to continue to access the brokered CD market unless, and until, well capitalized status is again achieved.

In addition, SBA regulations require that in order to fund the unguaranteed portions of SBA loans under the Company's commercial paper facility, the Bank must be well capitalized and must maintain a minimum currency rate (i.e. loans paying in accordance with their terms). If the Bank is not able to meet these requirements or if the Bank were to receive a regulatory enforcement action from the FDIC, funding under the commercial paper facilities may not be available for the Company's loans and alternative funding would have to be obtained.

Any of these actions may reduce future earnings. Further, if the Company or the Bank were not able to obtain additional capital on acceptable terms, the Company's business strategy may have to be altered.

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

Community Reinvestment Act

The Federal and State of Connecticut Community Reinvestment Acts require the FDIC and CDB to evaluate the Bank's performance in helping to meet the credit needs of the community. The Bank defines its CRA marketplace as Hartford County. This definition is not intended to restrict the availability of credit services throughout the Bank's general service area, but represents a special commitment the Bank has made to provide lending and depository services to the community. As a part of the CRA program, the Bank is subject to periodic examinations by the FDIC and CDB and maintains comprehensive records of its CRA activities for this purpose. Following its most recent examination in March 1998 by its former primary regulator, the Comptroller of the Currency, the Bank received a rating of "Satisfactory." The Bank filed a CRA Strategic Plan with the FDIC and CDB and is currently operating under this approved Plan. The Plan details the manner and level of performance to be achieved to obtain a satisfactory or an outstanding rating in each of the lending, investment and service categories as specified in the CRA. Based on its internal analysis of performance under the Plan for the year ended December 31, 2000, the Bank had met the "satisfactory" goals.

The Bank is specifically interested in making financing available to small and medium size businesses in its defined lending area. The Bank evaluates credit applications without regard to race, color, religion, national origin, gender, marital status or age, and does not discriminate against any loan applicant whose income may come entirely or in part from any public assistance program, or against any applicant who has exercised in good faith any right under the Consumer Protection Act. The Company maintains preferred status with the SBA, USDA and Ex-Im Bank, which enables it to provide access to credit products that might otherwise be unavailable.

ITEM 2.  PROPERTIES

The Company leases approximately 50,000 square feet in Hartford, Connecticut to house its headquarters and lending and support staff. The Company maintains leased space for representative offices in Boston and Springfield, Massachusetts; Providence, Rhode Island; Morristown, New Jersey; Philadelphia and Pittsburgh, Pennsylvania; Rochester, New York; Washington, D.C.; Miami, Florida; Detroit, Michigan; St. Louis, Missouri; Cleveland, Ohio; Los Angeles, California; and Richmond, Virginia. The Company's leases generally provide for two five-year renewal options and options on additional space. Management believes that its existing facilities are adequate for their present and proposed uses and that suitable facilities will be available on reasonable terms for any additional space required.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2000 to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The following table reflects the range of the reported high and low sales prices of shares of the Company's common stock on The NASDAQ National Market(SM):

                  1998                                     HIGH          LOW
                  First Quarter                            $17-3/4     $12-7/8
                  Second Quarter                           $17-5/16    $14-3/8
                  Third Quarter                            $14-1/2     $9-1/2
                  Fourth Quarter                           $11-1/2     $6-7/8

                  1999                                     HIGH          LOW
                  First Quarter                            $11-7/8     $8-7/8
                  Second Quarter                           $13         $8-1/8
                  Third Quarter                            $13-3/4     $9
                  Fourth Quarter                           $10-1/4     $7

                  2000                                     HIGH          LOW
                  First Quarter                            $9-1/8      $6-3/4
                  Second Quarter                           $8-7/8      $6-1/2
                  Third Quarter                            $8-1/16     $7
                  Fourth Quarter                           $8-5/8      $6-9/16

On March 1, 2001, The Company had approximately 169 stockholders of record. This number does not include beneficial owners holding shares through nominee or "street" names. The Company believes the number of beneficial stockholders is in excess of 1,300.

Holders of the Company's common stock are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available for such purpose. The Company has paid quarterly cash dividends to its stockholders since October 1995 equal to $.03 per share.

The Company currently plans to continue to declare and pay quarterly cash dividends on approximately the same basis to the holders of the common stock until the closing of the proposed Merger with UPS. However, there can be no assurance that dividends will be declared and paid in the future. In determining whether and to what extent the Company should declare and pay dividends, the Company's Board of Directors will consider, among other factors, the Company's consolidated financial condition and results of operations, tax considerations, general economic conditions and capital requirements. Additionally, the Company's ability to declare and pay dividends may depend upon the receipt of dividends from its wholly owned subsidiary, First International Bank, which is restricted by the requirements of federal and state banking laws. See Note 10 of the Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                            2000            1999            1998            1997            1996
                                                        -----------     -----------     -----------     -----------     -----------
                                                                      (Amounts in thousands, except per share data)
   SELECTED INCOME STATEMENT DATA:

   Interest income ..................................   $    24,303     $    18,372     $    18,192     $    14,625     $    13,305
   Interest expense .................................       (16,038)        (11,581)         (7,924)         (6,371)         (5,741)
                                                        -----------     -----------     -----------     -----------     -----------
          Net interest income .......................         8,265           6,791          10,268           8,254           7,564
   Provision for possible loan losses ...............        (3,595)         (3,019)         (3,071)         (2,239)         (3,487)
                                                        -----------     -----------     -----------     -----------     -----------
          Net interest income after provision for
           possible losses ..........................         4,670           3,772           7,197           6,015           4,077
   Non-interest income ..............................        32,134          35,212          22,008          15,110           9,945
   Non-interest expense .............................       (26,084)        (28,283)        (17,700)        (13,801)         (8,425)
                                                        -----------     -----------     -----------     -----------     -----------
          Income before income taxes ................        10,720          10,701          11,505           7,324           5,597
   Income taxes .....................................        (3,263)         (4,692)         (4,472)         (2,895)         (2,353)
                                                        -----------     -----------     -----------     -----------     -----------
         Income before effect of accounting change ..   $     7,457     $     6,009     $     7,033     $     4,429     $     3,244
   Cumulative effect of change in accounting
       principle, net of taxes ......................        (1,695)           --              --              --              --
                                                        -----------     -----------     -----------     -----------     -----------
   Net income .......................................   $     5,762     $     6,009     $     7,033     $     4,429     $     3,244
                                                        ===========     ===========     ===========     ===========     ===========
PER COMMON SHARE AMOUNTS:

    INCOME BEFORE EFFECT OF ACCOUNTING CHANGE:

   Basic ............................................   $      0.90     $      0.74     $      0.89     $      0.70     $      0.56
   Diluted ..........................................   $      0.89     $      0.72     $      0.86     $      0.67     $      0.56
  NET INCOME:
   Basic ............................................   $      0.70     $      0.74     $      0.89     $      0.70     $      0.56
   Diluted ..........................................   $      0.69     $      0.72     $      0.86     $      0.67     $      0.56
   Weighted average basic shares outstanding ........         8,266           8,151           7,909           6,330           5,763
   Weighted average diluted shares outstanding ......         8,385           8,322           8,200           6,567           5,835
   Book value .......................................   $      7.43     $      6.90     $      6.29     $      5.47     $      2.63
   Cash dividends declared ..........................   $      0.12     $      0.12     $      0.12     $      0.12     $      0.12
   Dividend payout ratio ............................          17.2%           16.3%           13.5%           16.5%           20.3%

CONSOLIDATED BALANCE SHEET -
   AVERAGE BALANCES:

   Total assets .....................................   $   322,447     $   276,555     $   235,991     $   177,891     $   157,593
   Securities held to maturity ......................   $       959     $     1,529     $     2,851     $     3,068     $     3,033
   Securities available for sale ....................   $    56,265     $    45,589     $    16,941     $    13,911     $     7,462
   Loans, net of unearned income ....................   $   162,840     $   152,842     $   158,741     $   125,113     $   117,484
   Interest-bearing deposit liabilities .............   $   246,293     $   204,298     $   154,938     $   124,016     $   117,651
   Short-term borrowings ............................   $       695     $     3,602     $       605     $       133     $        57
   Stockholders' equity .............................   $    58,033     $    51,750     $    44,270     $    21,649     $    12,603

CONSOLIDATED RATIOS:

   Net interest margin ..............................           3.2%            2.8%            4.8%            5.1%            5.2%
   Non-interest income to net revenue ...............          79.5%           83.8%           68.2%           64.7%           56.8%
   Return on average assets .........................           1.8%            2.1%            3.0%            2.5%            2.1%
   Return on average stockholders' equity ...........          10.0%           11.6%           15.9%           20.5%           25.5%
   Average stockholders' equity to average assets ...          18.0%           17.3%           18.8%           12.2%            8.1%
   Leverage capital ratio ...........................          12.7%           15.5%           18.6%           14.7%            8.4%
   Total risk-based capital ratio ...................          10.8%           11.3%           16.4%           17.6%           11.6%
   Year-end allowance for possible loan losses to
     year-end loans, net of unearned income .........           3.7%            3.0%            3.3%            2.3%            2.6%
   Net charge-offs to average loans, net of
     unearned income ................................           1.6%            1.6%            1.4%            1.7%            2.1%
   Year-end nonperforming loans to year-end
     loans, net of unearned income and other real
     estate owned ...................................           2.7%            3.3%            2.5%            1.8%            2.0%

OTHER OPERATING DATA:

   Total loans originated ...........................   $   509,740     $   550,860     $   391,677     $   306,960     $   172,920
   Total loans managed at year-end ..................   $ 1,264,683     $ 1,076,092     $   779,055     $   573,545     $   380,432

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of First International Bancorp, Inc. (the "Company") should be read in conjunction with the Company's consolidated financial statements, including the related notes thereto, and other information.

GENERAL

First International Bancorp, Inc., a Delaware corporation, is a one-bank holding company incorporated in 1985 and regulated by the Board of Governors of the Federal Reserve System. Its principal asset and subsidiary is First International Bank (the "Bank"), a Connecticut state chartered bank and trust company which is regulated by the State of Connecticut Banking Department and the Federal Deposit Insurance Corporation ("FDIC"). The Bank was established in 1955 as a national bank and changed its name from First National Bank of New England on February 1, 1999 to more closely reflect the markets it serves. The Bank converted from a national bank to its state charter effective July 1, 1999.

The Company specializes in providing credit, trade and financial solutions to small and medium size industrial companies located in the United States and international emerging markets. The Company serves its target market by offering flexible and attractive terms to borrowers and manages its credit risk through the combined utilization of commercial loan guarantee programs made available by three U. S. federal agencies, the U. S. Small Business Administration (the "SBA"), the U. S. Department of Agriculture (the "USDA") and the Export-Import Bank of the U. S. ("Ex-Im Bank"), as well as through the use of private credit insurance policies.

For the federal fiscal year ending September 30, 2000, the Company was the country's largest Ex-Im Bank lender measured by number of transactions; the second largest USDA Business and Industry lender measured by dollar volume; and the eleventh largest SBA 7(a) lender measured by dollar volume. The Company maintains preferred and certified status for government guaranteed lending programs in several jurisdictions.

In September 1997, the Company completed an underwritten public offering whereby 1,955,000 shares of its common stock were issued for net proceeds of $23.8 million.

On March 26, 1999, the Company sold its last retail branch and its checking, savings and money market accounts. The Company retained its certificates of deposit and continues to offer certificates of deposit to retail and brokered depositors. (See "Changes in Funding Sources" for further discussion of the funding sources used by the Company.)

On January 15, 2001, the Company entered into a definitive Agreement and Plan of Merger with United Parcel Service, Inc. ("UPS"), pursuant to which at the effective time of the transactions described in the merger agreement, a wholly-owned subsidiary of UPS will be merged with and into the Company (the "Merger"). The Company would be the surviving corporation of the Merger and a wholly-owned subsidiary of UPS.

Under the terms of the merger agreement, the Company's stockholders will receive shares of UPS Class B common stock in exchange for shares of the Company's common stock, based on a conversion ratio described in the merger agreement, subject to a number of potential adjustments. Further, approximately 10% of the stock to be issued in the Merger will be placed in escrow pending the performance of the Company's loan portfolio during the 12 months following the closing and the resolution of any indemnification claims with respect to the Company's representations, warranties and covenants in the merger agreement. The conversion ratio and the other terms of the Merger are described in the merger agreement which has been filed by the Company as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2001. In addition, the terms of the Merger and the merger agreement will be described in further detail in the Company's proxy statement for the Company's 2001 Annual Meeting, which the Company anticipates will be filed with the Securities and Exchange Commission in April 2001.

The Merger is subject to bank regulatory approvals, the approval of the Company's stockholders, review under the Hart-Scott-Rodino Improvements Act and other customary closing conditions. In connection with the execution of the merger agreement, key Company stockholders, controlling approximately 52% of the outstanding shares, have agreed to vote their shares of the Company stock in favor of the transaction. The transaction is expected to close in the second quarter of 2001.

As a condition to the completion of the Merger, the Bank, prior to closing the Merger, will seek one or more buyers of its deposit liabilities, approximately $280 million, subject to regulatory approval. Upon the closing of such transaction, which is intended to be immediately prior to the Merger closing, subject to the Bank's receipt of approval, the Bank would cease to be a federally insured depository institution regulated by the FDIC and the Company would cease to be a bank holding company regulated by the Board of Governors of the Federal Reserve System. Following the Merger, the Bank would operate as a non-depository bank chartered by the Connecticut Department of Banking, and would continue to be subject to Connecticut's state banking laws and regulations, as it is today.

Except for historical information contained herein, certain matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to the risks and uncertainties of ordinary business operations, the following include some other, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

-        A general economic slowdown.

- Inability of the Company to continue to manage its growth strategy either domestically or internationally.

- Disruption in the U. S. capital markets, delaying or preventing the Company from receiving funding under commercial paper credit facilities or completing loan sales or inability of the Company to continue to accept brokered certificates of deposit since the Company depends on a mix of these fundings for its operations.

- Unpredictable delays or difficulties in the development and introduction of new products and programs.

- Inability of the Company to realize the recorded values of servicing assets and other retained interests associated with its portfolio of loans managed for others.

- Regulatory, accounting and legislative changes that may occur in the future that impact the Company's marketplace through changing banking regulations or changes in the interpretation and application of these regulations or accounting pronouncements or other matters, including the ability of the Company to continue to meet leverage and risk based capital requirements, based on recently proposed regulatory capital amendments relative to retained interests in securitizations and loan sales. (See "Liquidity and Capital Resources.")

- Fluctuations in the quarterly operating results due to a number of factors, including among others, variations in the volume of loans originated and changes in the capital markets expectations on yields on loan sales which may cause variations in the effective interest rates yielded on loans and retained interests.

- Unexpectedly high levels of, or large fluctuations in interest rates, which could result in decreased net interest income, a reduction of gains on loan sales, an increase in loan losses, an impairment of retained interests, or other negative effects.

- Risks associated with government guarantee loan programs, since a substantial portion of the Company's business still depends upon the continuation of the various government guarantee loan programs as discussed below.

The Company believes that it has the product offerings, facilities, personnel and financial resources for continued business success in competitive markets. However, future revenues, costs, margins and profits, and the timing of these, are all influenced by a number of factors, some of which may be beyond the Company's control, including those discussed above.

In addition, with respect to the proposed Merger of the Company and UPS, readers should be aware of the following factors, among others: the possibility that the proposed Merger will not be consummated as a result of failure of the Company to satisfy certain conditions; the possibility that the proposed Merger will be delayed substantially; the inability to obtain, or meet conditions imposed for governmental approvals of the proposed Merger and other transactions described in the merger agreement; the possibility that the announcement of the proposed Merger will have an adverse impact on the Company's business; and that there may be significant costs incurred relating to the proposed Merger.

BUSINESS STRATEGY

In contrast to many other banks, the Company derives a majority of its revenues from non-interest income, principally gains on the service-retained sale of commercial and international loans and related loan servicing income. During the past five years of operations, the Company has achieved the majority of its revenue growth from the sale and the securitization of government guaranteed and other commercial loans and fee income on loans managed for others. The Company has expanded its U.S. loan origination activities and its international presence in emerging markets. The Company's growth is evidenced by the 18% increase in its loans under management to $1.3 billion at December 31, 2000 from $1.1 billion as of December 31, 1999. The mix of loans originated continues to reflect increased reliance on government guaranteed loan programs.

The following chart illustrates the composition of loan originations since 1998:

                                          Years Ended December 31,
                                     ------------------------------------
                                       2000         1999          1998
                                     ---------    ---------     ---------
                                           (dollars in thousands)
Guaranteed loans                     $ 314,817    $ 306,721     $ 252,864
Unguaranteed loans                     194,923      244,139       138,813
                                     ---------    ---------     ---------
  Total loans originated             $ 509,740    $ 550,860     $ 391,677
                                     =========    =========     =========

CHANGES IN FUNDING SOURCES

Over the past three years, the Company completed transactions that effected changes in the manner in which the Company obtains funding for its lending business. These transactions included:

- the sale of the Company's last branch in March 1999, including checking, savings and money market accounts which requires the Company to obtain funding from alternative sources;

- establishment of a commercial paper conduit facility pursuant to which up to $60 million is available to the Company (based upon the contractual advance rates against the qualifying principal balance of the loans pledged to secure the facility; the pledged loans consist of the unguaranteed portion of loans guaranteed by the SBA);

- establishment of and the increase in a second commercial paper conduit facility from $65 million to $95 million and, in January 2001, to $120 million pursuant to which the

         Company has the right to sell or finance commercial revolving lines of credit and other qualifying loans during the term of the facility;

- loan securitization and sales transactions pursuant to which the Company securitized and sold in the aggregate approximately $322 million of asset-backed loans, and

- establishment of agreements with five national brokers which provide a source for brokered certificates of deposits used for fundings of one year or less.


ANTICIPATED FUTURE FUNDING SOURCES

The Company does not plan to continue to securitize loans or sell loans to its commercial paper conduit facilities in 2001 due to proposed bank regulations that would significantly increase the Bank's capital requirements, as more fully described in "Liquidity and Capital Resources." Approximately 33% of the Company's annual loan originations were funded from these sources in 2000 and approximately 21% of the Company's operating income came from these transactions.

The Company is currently finalizing companion facilities under its approved commercial paper conduit credit lines and expects to continue to transfer loans to such conduits, but expects that these transfers will be reflected as financings on the Company's balance sheet.

Since January 1, 2000 the Company has de-emphasized non-government guaranteed commercial lending and has successfully increased the percentage of government guaranteed lending by nearly 11%. In 2001, the Company will seek to continue to increase the use of the SBA, USDA and Ex-Im Bank government guaranteed loan programs which offer an established "whole loan" secondary market. The Company will also continue to increase the origination and sale of commercial mortgages and term loans under other established whole loan purchase programs.

The Company also expects to continue to obtain funding for its operations while an independent entity from retail and brokered certificates of deposits. See "Liquidity and Capital Resources" for further discussion of the Company's current strategies.

ACCOUNTING FOR LOAN SALES

Gains from loan sales, securitizations and servicing income represented a majority of the Company's revenues. Detailed below is a discussion of the relevant accounting principles governing loan sales and securitizations and the Company's servicing activities.

SBA and USDA Loan Sales
The majority of the Company's SBA and USDA guaranteed loans are variable rate, indexed to the Prime Rate as quoted in The Wall Street Journal ("Prime"). The Company generally sells the guaranteed portions of these loans shortly after origination. If the Company sells a 20-year SBA or USDA guaranteed mortgage loan with an interest rate of Prime plus 1.50%, the Company may receive a premium and a specified amount of excess servicing because the market demands a yield of less than Prime plus 1.50% for a like tenor government instrument. Investors in the guaranteed portions demand yields above a conventional U.S. Treasury bill because of the prepayment risks and other factors inherent in the guaranteed loans. After the loan sale, an investor will receive the pro rata principal and pro rata interest at the note rate less any ongoing guarantee and Company servicing fees. When the Company sells an SBA loan for a cash premium, it must retain a minimum required servicing fee of 1%. The Company does elect from time to time to retain a higher servicing fee and sell a loan for a lesser premium or at par.

The Company may sell the unguaranteed portions of the SBA and USDA loans on a loan-by-loan basis at or above the carrying value. In accordance with SBA and USDA regulations, the Company has generally been required to retain a 5% interest in the unguaranteed portion of the loan when some of the unguaranteed portion is sold on a loan-by-loan basis.

When the Company sells part of a loan, the gain recognized is based on the relative fair values of the loan sold, the portion of the loan retained and any other assets created in the transaction. The Company creates a servicing asset when it sells loans on a servicing-retained basis with a servicing fee in excess of "adequate compensation." This servicing asset is equal to the net present value of the estimated cash flows in excess of such compensation. The original principal balance of a loan must be allocated between the guaranteed portion sold, the unguaranteed portion retained and the servicing asset, resulting in a discount being recognized on the unguaranteed retained portion of the loan.

In connection with calculating a gain on sale, the Company must make certain assumptions which include (i) the amount of adequate compensation used to determine the amount of the servicing asset that the Company will recognize at the date of the sale, (ii) the estimated life of the underlying loan used in projecting the time period over which the Company will receive the servicing fee (the "constant prepayment rate" or CPR), and (iii) the discount rate used in the present value calculation of the servicing asset.

Based on estimates from potential sub-servicers, the Company defines adequate compensation as 20 basis points. The Company estimates its cost to service loans plus a normal profit to be less than 20 basis points. The constant prepayment rates utilized by the Company in estimating the lives of the loans are based on the Company's experience in its target market and consideration of current market conditions. Such constant prepayment rates are currently estimated at 8% for most asset classes with a rate of 30% used for certain Ex-Im Bank backed loans which loans have had earlier prepayments due to claims on defaults. The estimated cash flows are then discounted to derive a fair value.

Actual prepayment rates may be affected by a variety of economic and other factors, including prevailing interest rates, loss rates, and the availability of alternative financing. The effect of these factors varies depending on the types of loans. Estimated prepayment rates are based on management's expectations of future prepayments, and, while management believes that the term of amortization and market interest rate on the variable rate loans somewhat reduce the prepayment risk, there can be no assurance that management's prepayment estimates are accurate. If the actual prepayment rate for loans sold is higher than projected at the time such loans were sold, the carrying value of the servicing asset may be considered impaired and be reduced by a charge to earnings. If the actual prepayment rate for loans sold is lower than estimated, the carrying value of the servicing asset is not increased through income although the total future cash flows would exceed previously estimated amounts.

The servicing asset is amortized against the servicing fee income received monthly, on an effective interest method, and the discount on the retained loan is accreted to interest income on an effective interest method. The servicing asset is carried at the lower of amortized cost or market value.

Ex-Im Bank and Other Commercial Loan Sales
Sales of the Ex-Im Bank guaranteed short and medium term loans and working capital lines of credit are generally made at the carrying value, although the Company receives a servicing fee above the 20 basis points defined as adequate compensation resulting in the recognition of a gain at the time of the sale equal to the calculated servicing asset and any net loan origination fees. Due to the revolving nature of the Ex-Im Bank working capital loans sold, the Company recognizes the servicing income as collected.

The Company also sells 100% of certain other unguaranteed commercial loans on a loan-by-loan basis where no portion of the loan is retained on the Company's balance sheet.

Securitization and Sale of Loans
Since mid 1998, the Company has either securitized or sold certain whole loans and the unguaranteed portions of certain government guaranteed loans that it originated. In such transactions the Company sells a pool of loans to a trust, which in turn issues certificates representing beneficial ownership interests in the trust or which issues notes and sells such securities through private placement transactions. For all securitizations, the Company is the servicer of the underlying loans. The Company will generally retain one or more of the following "retained interests" in the securitized assets: interest-only strips, subordinated certificates and interests, servicing assets and cash reserve accounts. The Company has established special purpose entities to facilitate the individual securitizations and sale transactions. Generally, the Company retains risks in the form of default, prepayment and, in the case of certain loan securitizations and the sales of revolving lines of credit and other loans to the commercial paper conduit, interest rate and/or basis risk.

The estimates of gain on loan sales and securitizations and the value of retained interests are based on assumed lives, loss rates and discount rates and, in certain cases, expected interest rate risk. Accordingly, the ultimate realization of such assets involves risks. Management analyzes each pool sold or securitized at the time of the transaction and as of each quarterly reporting period. Original assumptions are based on past performance of similar loan types originated by the Company and, to the extent available, market data and data on performance of similar loans originated by others and management's estimate of future performance. Such retained interests are recorded at estimated fair value and classified as investments available-for-sale. Management compares the original assumptions to actual pool performance quarterly.

As contrasted to the secondary markets for residential mortgage loans and certain other consumer loans, the Company has observed that commercial loans have been securitized for a shorter time period and generally in strong economic cycles. Accordingly, market data on the performance of commercial loans sold is much less detailed and is more aggregated than that available for consumer loans. Management believes that certain market data available on SBA commercial loan performance reflects a lower quality borrower than the typical Company borrower since the Company generally lends to industrial companies, which are required to be better capitalized than service companies or start-ups. Generally, the Company's securitized pools carry a lower average rate or coupon and are expected to have lower prepayment and loss ratios than SBA commercial pools sold by other issuers.

The loss and prepayment assumptions used by the Company (as detailed in Note 3 to the Company's consolidated financial statements) indicate lower expected loss and prepayment rates than indicated by certain published data for SBA loan pools originated by others. Management believes that such assumptions are warranted given management's assessment of the Company's loan pool characteristics, the nature of the collateral supporting the loans, the quality of the individual borrowers and the Company's experience in lending to its customers, including actual historical performance.

It is possible that actual performance on the unguaranteed SBA loan or commercial loan-backed transactions could vary from that assumed due to unforeseen changes in customer behavior and economic conditions resulting in additional losses.

The Company as servicer, by contract, generally receives annual servicing fees ranging from 40-100 basis points of the outstanding principal balance of the loans and the rights to any additional cash flows arising after the investors in the securitization trust have received the contracted return. The Company's retained interests are subordinate to the investor's interests. SBA regulations require that the Company hold a subordinated note in the unguaranteed portion of securitized loans equal to a minimum of 2% of the aggregate amount of the transaction.

Management elected early adoption of EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." In accordance with this standard, estimated cash flows are discounted at market rates to derive a fair value. The impact of this accounting change, which is reflected as a cumulative effect, net of taxes, as of October 1, 2000 is $1.7 million. Because of continuing market concerns over the ultimate recoverability of securitization-related retained interests, a further pre-tax impairment on securitization - related retained interests of $754,000 was recorded against non-interest income in the fourth quarter of 2000.

RESULTS OF OPERATIONS

The following discussions make reference to average balances of certain assets and liabilities as well as volume and rate changes. These tables are included at the end of this section.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
Net Income. Net income totaled $5.8 million in 2000, a decrease of $200,000 or 3% from 1999 net income of $6.0 million, which had decreased $1.0 million or 14% from 1998 income of $7.0 million. Net income for the year ended December 31, 2000 includes a charge of $1.7 million, net of taxes, to reflect the cumulative effect of a change in accounting principle following the Company's adoption of EITF 99-20 in valuation of securitization-related retained interests as of October 1, 2000.

The 2000 net income reflects a $2.5 million or 13% increase in the gain on loan sales to $21.6 million, including gains of $7.7 million on securitizations and sales to commercial paper conduit facilities, which increased 21%. Gain on the sale of guaranteed loans of $12.9 million was 4% higher than the prior year. Loan servicing income and fees of $9.7 million increased 58% over the prior year. Non-interest income also reflects a reduction of $754,000 due to a further change in the estimate of the valuation of securitization-related retained interests for the fourth quarter. Net interest income increased $1.5 million due to increased interest earnings from loans and investments partially offset by an increase in the funding cost of brokered certificates of deposits. The results for 1999 also include an $8.9 million gain from the sale of the Company's last branch and associated deposit accounts.

Income from unconsolidated subsidiaries of $1.2 million for 2000 and $335,000 for 1999 net of taxes, reflects the net earnings from these subsidiaries recorded on the equity method which approximates a level yield method for recognizing income on the investment.

Operating expenses decreased $2.2 million or 8% as the additions to lending and staff personnel and domestic expansion were more than offset by the reduction in non-recurring items associated with the prior year branch sale, conversion to a state bank charter and other costs associated with various regulatory matters.

The Company's effective tax rate, including the effect of taxes on unconsolidated subsidiaries and the cumulative effect adjustment referred to above, decreased to 37.5% for the year ended December 31, 2000 from the year ended December 31, 1999 of 45%. The 1999 effective tax rate reflected the non-deductibility of a portion of the Chief Executive Officer's compensation over $1 million.

The 1999 net income reflects a $2.2 million or 13% increase in the gain on loan sales to $19.2 million for 1999 including gains of $6.3 million on the securitization of loans, an increase of 54%. Gain on the sale of guaranteed loans was level with the prior year at $12.3 million. Loan servicing income increased $1.9 million or 45% relating to the continued growth in loans sold and managed for investors. Included in income is an $8.9 million gain from the sale of the Company's last remaining branch and related checking, savings and money market deposit accounts. These increases were offset by a reduction in net interest income of $3.5 million or 34% due in part to higher funding costs after the sale of the branch.

Operating expenses increased $10.6 million or 60% in 1999 reflecting marketing cost increases, additions to lending personnel, domestic and international expansion, as well as certain non-recurring expenses incurred in connection with the branch sale and conversion to a state charter, as well as other regulatory matters and the expense associated with the repair of a government guaranteed loan. Expenses include $1.7 million related to a bonus paid to the Chief Executive Officer in connection with the re-negotiation of his employment agreement. This bonus was used by the Chief Executive Officer to retire a $980,000 note receivable held by the Company and to pay income taxes associated with the bonus. Also included in expenses is $940,000 related to cash bonuses paid to seven members of senior management in conjunction with the completion of the sale of the Company's last retail branch. The Company's effective tax rate, including the effect of taxes on unconsolidated subsidiaries, increased to 45% for the year ended December 31, 1999 from 38.9% for the year ended December 31, 1998 due to the non-deductibility of the portion of the Chief Executive Officer's compensation over $1 million.

Net Interest Income. Net interest income increased $1.5 million or 22% to $8.3 million in 2000 due to a $18 million or 7% increase in average interest-earning assets as well as a 178 basis point increase in the yield on earning assets. The increase in the earnings yield was a result of Prime rate increases totaling 150 basis points late in 1999 and through mid-year 2000, improved pricing on certain loan types and a reflection of the increase in assets held in liquid investment securities. The increased yield on assets was partially offset by a 92 basis points higher cost of funds. Average interest-bearing liabilities increased $39.1 million or 19%.

Net interest income for the year ended December 31, 1999 decreased $3.5 million or 34% to $6.8 million from 1998 due to a $25.4 million or 12% increase in average interest-earning assets offset by an 82 basis point decrease in the yield on earning assets. The increase in investment securities income relates to yields on I/O and other investment securities associated with Company-sponsored securitizations. The average yield on loans decreased 63 basis points reflecting the Prime rate reductions in the last four months of 1998. Average interest-bearing liabilities increased $52.4 million or 33.7% while the cost of funds increased 48 basis points as greater reliance was placed on brokered certificates of deposits after the sale of the branch. The brokered certificates of deposits have a higher cost than the average cost of the branch checking, savings and money-market deposits they replaced.

Interest Income. Interest income increased $5.9 million or 32% to $24.3 million in 2000 from $18.4 million in 1999 due to a $12.2 million or 7% increase in average loans outstanding and a $5.4 million or 7% increase in average investments. The yield on loans and investments increased by 169 basis points and 193 basis points, respectively, reflecting the Prime rate increases experienced in late 1999 through mid-2000.

Interest income of $18.4 million reported for 1999 was relatively unchanged from the $18.2 million for 1998, due to the increase in average investments of $31.4 million, less a $6.1 million reduction in average loans on hand. The average yield on loans decreased 63 basis points reflecting the 1998 Prime rate reductions, which began to be reversed in the last quarter of 1999. The average yield on investments decreased by 6 basis points due to lower yields on federal funds sold.

Interest Expense. Interest expense increased $4.5 million or 38% to $16.0 million from $11.6 million in 1999 due to a $42.0 million or 21% increase in interest bearing deposits. Additionally, an increase in the cost of funds for interest bearing liabilities of 112 basis points further increased interest costs. The average balance of brokered certificates of deposit increased $82.1 million or 61% to $216.0 million from $133.6 million in 1999. The brokered certificates of deposits have been a primary source of funding by the Bank after the sale of the last branch in March 1999. Interest expense increased $6.8 million on these deposits to $14.1 million in 2000 from $7.3 million in 1999. Additionally, the cost of funds increased 107 basis points with the rising interest rate environment during late 1999 and through 2000. A $39.5 million or 56% decrease in other interest bearing demand deposits contributed to an overall cost of liabilities of 6.49%, a total increase of 92 basis points from 1999.

Interest expense increased $3.7 million or 47% to $11.6 million in 1999 from $7.9 million in 1998 with a $49 million or 32% increase in interest bearing deposits including replacement of $21 million of non-interest bearing accounts that were transferred with the sale of the branch in March 1999. The overall 48 basis points higher cost of funds resulted primarily from the shift to the use of newer sources of funding including warehouse lines of credit and brokered certificates of deposit which accounted for 71 basis points increase in interest costs.

Provision for Possible Loan Losses. The provision for possible loan losses totaled $3.6 million in 2000, $3.0 million in 1999 and $3.1 million in 1998. The provision is affected by net loan charge-offs, changes in the level and mix of loans, changes in asset quality, and general economic conditions. See Allowance for Loan Losses for further discussion.

Non-Interest Income. The components of non-interest income are detailed below:

                                                     Years Ended December 31,
                                                 -------------------------------
                                                   2000        1999       1998
                                                 --------    --------   --------
NON-INTEREST INCOME:                                 (dollars in thousands)
Gain on loan sales:
   SBA sales .................................   $  5,764    $  5,813   $  6,101
   USDA sales ................................      3,520       4,292      3,390
   Ex-Im working capital sales ...............        435         531        474
   Ex-Im short and medium term sales .........      3,166       1,716      2,274
   Unguaranteed portions of SBA and USDA sales         --          --        436
   Other commercial sales ....................      1,009         521        190
   Securitizations and sales to conduits .....      7,662       6,314      4,094
                                                 --------    --------   --------
        Gain on loan sales ...................     21,556      19,187     16,959

Loan servicing income and fees ...............      9,703       6,161      4,249
Other non-interest income ....................         --          75        704
Income on stockholder note receivable ........        211         123         63
Gain on securities sales .....................        204         416         33
Income from unconsolidated subsidiaries ......      1,214         335         --
Impairment on retained interests .............       (754)         --         --
Gain on branch sale ..........................         --       8,915         --
                                                 --------    --------   --------
        Total non-interest income ............   $ 32,134    $ 35,212   $ 22,008
                                                 ========    ========   ========

Non-interest income of $32.1 million in 2000 represents a decrease of $3.1 million or 9%; however, after excluding the $8.9 million 1999 gain from the sale of the branch, non-interest income increased $5.8 million. Loan servicing income and fees increased $3.5 million or 58% due to higher average balances of loans serviced.

The gain on guaranteed loans increased by $533,000 or 4% to $12.9 million from $12.4 million in 1999. Gains on the guaranteed portions of SBA and USDA loan sales decreased $821,000 or 8% in 2000 on a flat volume of SBA and USDA loans sold, which totaled approximately $196 million for each year. The decrease in the return reflects a slight reduction in USDA guaranteed loans but is primarily attributable to a widening of investor spreads. Gains on the sale of Ex-Im Bank short and medium term loans increased 85% or $1.5 million in 2000 as compared to 1999 owing primarily to an increase in originations. The volume of Ex-Im Bank term loans sold increased 42% or $19.7 million as the Company de-emphasized use of its privately-insured loan product in favor of the higher yielding Ex-Im Bank alternative. The average rate of return on Ex-Im Bank term loans increased to 4.5% in 2000 from 3.6% in 1999 due to improved pricing on these loans.

The gain on loan-backed securitizations increased $1.4 million or 21% to $7.7 million in 2000 from $6.3 million in 1999. This increase related to one additional loan securitization completed in 2000 compared to 1999. The gain on sale of commercial loans increased $488,000 or 94% due to an increased volume of whole loan sales in 2000 as the market continued to develop. Income from unconsolidated subsidiaries increased $879,000 or 262% due to larger average loan balances outstanding in the subsidiaries in 2000 compared to 1999 and a lower average ratio of line facility advances.

In 2000, the Company completed three securitizations and several sales to the commercial paper conduit and other facilities; gains on these transactions totaled $7.7 million on loans sold totaling $233 million. (See "Loan Securitizations.")

Management elected early adoption of EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." In accordance with this standard, estimated cash flows are discounted at market rates to derive a fair value. The impact of this accounting change, which is reflected as a cumulative effect, net of taxes, as of October 1, 2000 is $1.7 million. Because of continuing market concerns over the ultimate recoverability of securitization-related retained interests, a further pre-tax impairment on securitization-related retained interests of $754,000 was recorded against non-interest income in the fourth quarter of 2000.

Non-interest income increased $13.2 million or 60% to $35.2 million in 1999 from $22 million in 1998 due to a $2.2 million increase in gain on loan sales and securitizations, a $1.9 million increase in loan servicing income and the $8.9 million gain on the sale of the branch and related checking, savings and money market deposit accounts.

Loan servicing income comprises the servicing fees received on loans sold on a servicing retained basis, net of amortization of the servicing asset. The increases in loan servicing income reflects the growth in loans under management.

                                                      Years Ended December 31,
                                             -----------------------------------------
                                                 2000           1999           1998
                                             -----------    -----------    -----------
LOAN SERVICING INCOME AND FEES                         (dollars in thousands)
Loan Servicing Income:
  SBA guaranteed loans ..................    $     4,014    $     2,801    $     1,612
  USDA guaranteed loans .................          1,761          1,102            348
  Ex-Im working capital loans ...........            385            218            225
  Ex-Im short and medium term loans .....            779            193            448
  Other commercial loans ................            132            359            176
  Securitized and sales facilities' loans            993            527             53
  Residential and consumer loans ........             14              8             51
                                             -----------    -----------    -----------
          Loan servicing income .........          8,078          5,208          2,913
  Servicing asset impairment ............           (163)          (265)            --
                                             -----------    -----------    -----------
          Net loan servicing income .....          7,915          4,943          2,913
Other loan fees .........................          1,788          1,218          1,336
                                             -----------    -----------    -----------
          Total loan servicing income
               and fees .................    $     9,703    $     6,161    $     4,249
                                             ===========    ===========    ===========
LOANS SERVICED FOR OTHERS (AT END OF YEAR)
  Outstanding balance ...................    $ 1,113,124    $   926,752    $   656,532
                                             ===========    ===========    ===========

The increases in total loan servicing income reflect the continuing growth of the servicing portfolios and the fact that in certain cases, actual cash flows were greater than those assumed for certain of the loans serviced. The $2.9 million or 55% increase in loan servicing income to $8.1 million in 2000 reflects the $208.4 million or 26% increase in the average balance of commercial loans serviced for others to $1.0 billion in 2000 from $791.6 million in 1999 and the mix of the loans.

The $2.3 million or 79% increase in loan servicing income to $5.2 million in 1999 reflects the $248.8 million or 62% increase in the average balance of commercial loans serviced for others to $791.6 million in 1999 from $542.8 million in 1998.

The Company recognized impairments in the carrying value of the servicing asset related to certain Ex-Im Bank medium term loans following payment defaults on the underlying loans of $163,000 and $265,000 in the years ended December 31, 2000 and 1999, respectively. The majority of these charges relate to loans made to borrowers in Brazil, a country which, at the time, was suffering from macroeconomic pressures. Ex-Im Bank has paid the claims in full to the investors under the Ex-Im Bank guarantee.

Other loan fees are comprised of fees earned on letters of credit, fees forfeited by borrowers choosing not to complete a transaction and late fees collected on loans under management. Letters of credit fees totaled $558,000 in 2000 compared to $552,000 in 1999. Such letter of credit fees in 1999 increased $90,000 or 20% from $462,000 in 1998. The continued level of fees relates to demand from the Company's exporting borrowers who have the need for letters of credit to support their trade activities. Late fees on loans under management increased $300,000 or 84% to $658,000 in 2000 over 1999, reflecting management's focus on collecting such fees. Late fees on loans increased $125,000 or 54% in 1999 over 1998.

NON-INTEREST EXPENSE.

                                       YEARS ENDED DECEMBER 31,
                                ------------------------------------
                                   2000         1999         1998
                                ----------   ----------   ----------
NON-INTEREST EXPENSE:                  (dollars in thousands)
Salaries and benefits .......   $   17,118   $   18,124   $   11,235
Occupancy ...................        1,937        1,787        1,523
Furniture and equipment .....        1,384        1,252        1,007
Outside services ............        2,055        2,598          773
Office expenses .............          985          989          834
Marketing ...................        1,772        1,991        1,453
Other .......................          833        1,542          875
                                ----------   ----------   ----------
Total non-interest expense ..   $   26,084   $   28,283   $   17,700
                                ==========   ==========   ==========

SELECTED DATA AT YEAR END
Total servicing portfolio ...   $1,264,640   $1,076,092   $  779,055
                                ==========   ==========   ==========

Number of loans serviced ....        3,314        2,859        2,050
                                ==========   ==========   ==========

Number of total personnel ...          222          190          182
                                ==========   ==========   ==========

Number of lenders ...........           95           79           69
                                ==========   ==========   ==========


Non-interest expense decreased $2.2 million or 8% in 2000 from 1999 primarily attributable to a $1.0 million or 6% decrease in salaries and benefits. The decrease reflects the payment of certain special bonuses in 1999. In connection with the re-negotiation of the employment agreement between the Company and its Chief Executive Officer and in consideration of his overall contributions, the Company paid him a $1.7 million bonus in March 1999. This bonus was used by the Chief Executive Officer to retire the $980,000 note receivable held by the Company and to pay the income taxes associated with the bonus. In conjunction with the completion of the sale of the Company's last retail branch and deposits, seven members of senior management received cash bonuses totaling $940,000 in the aggregate in March 1999.

The Company increased its year end workforce to 222 or 17% above the December 31, 1999 staffing level. The increases were primarily in the representative offices and Hartford lending force as well as in the Loan Servicing business unit.

Marketing expense decreased $219,000 or 11% in 2000 primarily reflecting reduced expenses compared to the prior year which included $183,000 associated with advertising related to a retail certificate of deposit solicitation in early 1999 and a loan origination campaign in September 1999. The $543,000 decrease in outside services in 2000 reflects the reduction in legal fees associated with various regulatory matters.

Other expenses decreased $709,000 in 2000 as there was no comparable expenses to the $340,000 expense incurred in March 1999 for the loss of a government guarantee on a single

SBA loan managed for investors and certain expenses associated with operating the branch sold in the first quarter of 1999.

Non-interest expenses increased $10.6 million or 60% in 1999 from 1998 primarily attributable to a $6.9 million or 61% increase in salaries and benefits. Approximately $2.68 million of this increase is attributable to the March 1999 bonuses paid to the Chief Executive Officer and other members of senior management as discussed above. The remainder of the increase in expenses is due to an average 6-7% increase in salaries effective January 1999 and headcount increases of 13 people bringing the 1999 year-end total to 190 from 182 as of the end of the previous year, net of five branch personnel who were hired by the bank which purchased the branch. The staffing increases were primarily in the international lending areas, but also in the support areas of loan servicing, credit, capital markets, and finance due to the added complexity associated with the Company's business model.

Marketing expense increased $538,000 or 37% in 1999 primarily reflecting increased expenses associated with the marketing and referral activities of the Company's International Master Agents, as well as $183,000 associated with advertising related to a retail certificate of deposit solicitation in early 1999 and a loan origination campaign in September of 1999. Domestic and international travel expenses also increased $133,000, reflecting the Company's continued geographic expansion. The $1.8 million increase in outside services in 1999 reflects the increase in legal fees associated with various regulatory matters, establishment of agent relationships and/or representative office status in several of the Company's international markets, the Company's name change and conversion from a national bank to a Connecticut bank, required legal diligence in conjunction with this conversion, and the establishment of strategic alliance agreements for barter financing, energy financing and investments.

Other expenses increased $667,000 in 1999, primarily made up of a $340,000 expense incurred in March 1999 for the loss of a government guarantee on a single SBA loan managed for investors.

The Company's efficiency ratios, calculated as the ratio of non-interest expenses to the sum of net interest income and non-interest income, were 65%, 67% and 55% for the years ended December 31, 2000, 1999 and 1998, respectively.

Income Taxes. The effective income tax rates, including the impact of unconsolidated subsidiaries and the cumulative effect adjustment of the Company's adoption of EITF 99-20, for the years ended December 31, 2000, 1999 and 1998 were 37.5%, 45.0% and 38.9%, respectively. The unusually high 1999 effective income tax rate reflects the non-deductibility of the portion of the Chief Executive Officer's compensation over $1 million.

The following table sets forth the components of the Company's net interest income and yield on average interest earning assets and rate on interest bearing liabilities.



                                                                               FOR THE YEARS ENDED
                                              --------------------------------------------------------------------------------------
                                                    DECEMBER 31, 2000            DECEMBER 31, 1999            DECEMBER 31, 1998
                                              ----------------------------  ---------------------------  ---------------------------
                                                         INTEREST  AVERAGE            INTEREST  AVERAGE            INTEREST  AVERAGE
                                               AVERAGE    EARNED/   YIELD/   AVERAGE   EARNED/   YIELD/  AVERAGE    EARNED/   YIELD/
                                               BALANCE     PAID     RATE     BALANCE    PAID      RATE   BALANCE     PAID      RATE
                                              --------  ---------  -------  --------  --------  -------  --------  --------  -------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
     Loans (1)
        Commercial ........................   $172,766  $  17,730   10.26%  $159,911   $13,704    8.57%  $162,776  $ 15,016    9.22%
        Residential .......................      1,721        163    9.47%     2,257       171    7.58%     4,847       392    8.09%
        Other consumer ....................        535         54   10.09%       652        58    8.90%     1,247       114    9.15%
                                              --------  ---------  -------  --------   -------  -------  --------  --------  -------
     Total loans ..........................    175,022     17,947   10.25%   162,820    13,933    8.56%   168,870    15,522    9.19%

     Investment securities (2) ............     57,224      4,742    8.29%    47,118     2,953    6.27%    19,792     1,258    6.36%
     Federal funds sold ...................     25,726      1,614    6.27%    30,388     1,486    4.89%    26,310     1,412    5.37%
                                              --------  ---------  -------  --------   -------  -------  --------  --------  -------
     Total investment securities and
        federal funds sold ................     82,950      6,356    7.66%    77,506     4,439    5.73%    46,102     2,670    5.79%
                                              --------  ---------  -------  --------   -------  -------  --------  --------  -------
     Total earning assets .................    257,972     24,303    9.42%   240,326    18,372    7.64%   214,972    18,192    8.46%

     Total non-earning assets .............     64,475                        36,229                       21,019
                                              --------                      --------                     --------
Total assets ..............................   $322,447                      $276,555                     $235,991
                                              ========                      ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits
        Interest bearing demand deposits ..   $  2,988  $      32    1.07%  $  3,807   $    86    2.26%  $  8,964  $    212    2.37%
        Premier money market ..............          0          0      --     24,989     1,203    4.81%    92,591     4,928    5.32%
        Other savings .....................          0          0      --      2,565        98    3.82%     9,889       295    2.98%
        Retail certificates of deposit ....     23,320      1,330    5.70%    32,762     1,624    4.96%    19,728     1,141    5.78%
        Brokered certificates of deposit ..    215,676     14,118    6.55%   133,552     7,325    5.48%    14,456       793    5.49%
        IRA certificates of deposit .......      4,309        237    5.50%     6,623       403    6.08%     9,310       527    5.66%
                                              --------  ---------  -------  --------   -------  -------  --------  --------  -------
     Total deposits .......................    246,293     15,717    6.38%   204,298    10,739    5.26%   154,938     7,896    5.10%
     Other borrowings .....................        695        321   46.19%     3,602       842   23.38%       605        28    4.63%
                                              --------  ---------  -------  --------   -------  -------  --------  --------  -------
     Total interest bearing liabilities ...    246,988     16,038    6.49%   207,900    11,581    5.57%   155,543     7,924    5.09%
                                              --------  ---------  -------  --------   -------  -------  --------  --------  -------
     Non-interest bearing liabilities:
     Demand deposits ......................     11,377                        13,069                       34,136
     Other liabilities ....................      6,049                         3,836                        2,042
                                              --------                      --------                     --------
     Total non interest bearing liabilities     17,426                        16,905                       36,178
     Stockholders' equity .................     58,033                        51,750                       44,270
                                              --------                      --------                     --------
Total liabilities and stockholders' equity    $322,447                      $276,555                     $235,991
                                              ========                      ========                     ========
Net interest income/net interest spread ...             $   8,265    2.93%             $ 6,791    2.07%            $ 10,268    3.37%
                                                        =========  =======             =======  =======            ========  =======
Net interest margin .......................                          3.20%                        2.83%                        4.78%
                                                                   =======                      =======                      =======
Average interest earning assets/average
     interest bearing liabilities .........                        104.45%                      115.60%                      138.21%
                                                                   =======                      =======                      =======

(1) For purposes of these computations, non-accruing loans are included in the average balance.

(2) The yield does not give effect to changes in fair value that are reflected as a component of stockholders' equity or the impairment recognized on retained interests.

The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in net interest income due to both volume and rate have been allocated proportionally to changes due to volume and changes due to rate.

                                                                YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                                                 2000 COMPARED TO 1999               1999 COMPARED TO 1998
                                                                    CHANGES DUE TO:                     CHANGES DUE TO:
                                                            -------------------------------     -------------------------------
                                                            VOLUME       RATE        TOTAL      VOLUME       RATE        TOTAL
                                                            -------     -------     -------     -------     -------     -------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
    Loans:
       Commercial ....................................      $ 1,165     $ 2,861     $ 4,026     $  (260)    $(1,052)    $(1,312)
       Residential ...................................          (46)         38          (8)       (197)        (24)       (221)
       Other consumer ................................          (11)          7          (4)        (53)         (3)        (56)
                                                            -------     -------     -------     -------     -------     -------
          Total loans ................................        1,108       2,906       4,014        (510)     (1,079)     (1,589)
                                                            -------     -------     -------     -------     -------     -------

    Investment securities ............................          714       1,075       1,789       1,713         (18)      1,695
    Federal funds sold ...............................         (251)        379         128         206        (132)         74
                                                            -------     -------     -------     -------     -------     -------
          Total investments and funds sold ...........          463       1,454       1,917       1,919        (150)      1,769
                                                            -------     -------     -------     -------     -------     -------
          Total earning assets .......................        1,571       4,360       5,931       1,409      (1,229)        180
                                                            -------     -------     -------     -------     -------     -------


LIABILITIES:
    Deposits:

       Interest-bearing demand deposits ..............      $   (16)    $   (38)    $   (54)    $  (116)    $   (10)    $  (126)
       Premier money market savings ..................       (1,203)          0      (1,203)     (3,254)       (471)     (3,725)
       Other savings .................................          (98)          0         (98)       (280)         83        (197)
       Retail certificates of deposit ................         (515)        221        (294)        665        (182)        483
       Brokered certificates of deposit ..............        5,167       1,626       6,793       6,532           0       6,532
       IRA certificates of deposit ...................         (130)        (36)       (166)       (161)         37        (124)
                                                            -------     -------     -------     -------     -------     -------
          Total deposits .............................        3,205       1,773       4,978       3,386        (543)      2,843
    Other borrowings .................................         (980)        459        (521)        449         365         814
                                                            -------     -------     -------     -------     -------     -------
          Total interest-bearing liabilities .........        2,225       2,232       4,457       3,835        (178)      3,657
                                                            -------     -------     -------     -------     -------     -------
          Change in net interest income ..............      $  (654)    $ 2,128     $ 1,474     $(2,426)    $(1,051)    $(3,477)
                                                            =======     =======     =======     =======     =======     =======


FINANCIAL CONDITION

General. Total assets increased $34.2 million or 10% to $362.2 million at December 31, 2000 from $328.0 million at December 31, 1999 which had increased $54.3 million or 20% from the December 31, 1998 balance of $273.7 million. These increases reflect increases in the receivables from loans sold, servicing assets and other retained interests following the securitization or sale of loans originated. In 2000 the Company originated loans totaling $509.7 million and completed sales and securitizations of loans totaling $530.0 million. In 1999 loans originated and loans sold or securitized totaled $550.9 million and $426.0 million, respectively. The growth in the balance sheet has generally been funded by increases in deposits and retained earnings.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $7.8 million or 21% to $29.4 million at December 31, 2000, reflecting the use of cash to fund loan originations. The cash balances decreased to $37.1 million at December 31, 1999.

Investment Securities. The investment securities portfolio increased to $59.2 million at December 31, 2000 from $44.0 million at December 31, 1999 which was an increase of $15.2 million or 34%. As a result of the Company's securitizations, the portfolio at December 31, 2000 includes $7.8 million of rated and unrated junior bonds and $32.7 million of interest-only strips, with comparable amounts for 1999 of $8.9 million and $21.9 million, respectively. Refer to Note 3 of the Company's consolidated financial statements for additional information.

Securities classified as available for sale (carried at fair value) and as held to maturity (carried at amortized cost) are as follows:

                                                                   GROSS            GROSS          ESTIMATED
                                                 AMORTIZED       UNREALIZED       UNREALIZED         FAIR
                                                    COST           GAINS            LOSSES           VALUE
                                                  --------        --------         --------         --------
DECEMBER 31, 2000                                                   (dollars in thousands)
------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury and agency obligations .....        $ 13,361        $     21         $    (11)        $ 13,371
State and municipal obligations ..........             682              --              (10)             672
Mutual funds .............................              41              --               --               41
Bank certificates of deposit .............           2,000              --               --            2,000
Commercial loan-backed securities ........           7,483             541             (201)           7,823
Retained interests .......................          33,250             130             (676)          32,704
                                                  --------        --------         --------         --------
                                                  $ 56,817        $    692         $   (898)        $ 56,611
                                                  ========        ========         ========         ========
HELD TO MATURITY

U.S. government mortgage-backed securities        $    156        $      4         $     --         $    160
Debt securities of foreign governments ...             625              --               --              625
                                                  --------        --------         --------         --------
                                                  $    781        $      4         $     --         $    785
                                                  ========        ========         ========         ========

DECEMBER 31, 1999
------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury obligations ................        $ 10,453        $     --         $    (79)        $ 10,374
State and municipal obligations ..........             237              --              (25)             212
Mutual funds .............................              29              --               --               29
Commercial loan-backed securities ........           8,515             737             (371)           8,881
Retained interests .......................          21,588              --              (72)          21,516
                                                  --------        --------         --------         --------
                                                  $ 40,822        $    737         $   (547)        $ 41,012
                                                  ========        ========         ========         ========
HELD TO MATURITY
U.S. government mortgage-backed securities        $    540        $     --         $     (4)        $    536
Debt securities of foreign governments ...             625              --               --              625
                                                  --------        --------         --------         --------
                                                  $  1,165        $     --         $     (4)        $  1,161
                                                  ========        ========         ========         ========
DECEMBER 31, 1998
------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury obligations ................        $ 11,579        $     15         $     (1)        $ 11,593
State and municipal obligations ..........              88               3               --               91
Mutual funds .............................              19              --               --               19
Commercial loan-backed securities ........          14,930             696               --           15,626
Retained interests .......................           4,127              --               --            4,127
                                                  --------        --------         --------         --------
                                                  $ 30,743        $    714         $     (1)        $ 31,456
                                                  ========        ========         ========         ========
HELD TO MATURITY
U.S. government mortgage-backed securities        $  1,361        $      4         $     (1)        $  1,364
Debt securities of foreign governments ...             625              --               --              625
                                                  --------        --------         --------         --------
                                                  $  1,986        $      4         $     (1)        $  1,989
                                                  ========        ========         ========         ========

Investment in Unconsolidated Subsidiaries. The investment in unconsolidated subsidiaries has increased $4.5 million to $19.8 million at December 31, 2000 from the December 31, 1999 balance of $15.3 million due to increased levels of sales activity to these entities. The Company completed its first sales to these facilities in December 1998 and the balance at December 31, 1998 totaled $3.3 million. See Note 4 of the Company's consolidated financial statements for additional information.

Loans. Loans of $142.2 million at December 31, 2000 were comparable to the $141.4 million at December 31, 1999. The balance as of December 31, 1999 reflected an increase of $23.9 million or 20% from $117.5 million at December 31, 1998. The size of the loan portfolios is affected by the timing of loan sales and securitizations.

                                                                                    December 31,
                                                 ---------------------------------------------------------------------------------
                                                    2000              1999              1998              1997              1996
                                                 ---------         ---------         ---------         ---------         ---------
                                                                               (dollars in thousands)
PORTFOLIO LOANS
-----------------------------------------
Other commercial ........................        $  59,845         $  27,205         $  55,000         $  67,235         $  55,948
Commercial real estate ..................            3,581            35,998            31,650            55,192            39,095
Ex-Im Bank ..............................            9,943            15,558             4,859             4,581             5,486
Privately insured term and import .......           20,635            23,537            18,891                20                --
Residential real estate .................            1,720             1,827             3,013             6,515            12,843
Consumer loans and lines of credit ......              413               629               533             1,855             1,254
                                                 ---------         ---------         ---------         ---------         ---------
         Total portfolio loans ..........        $  96,137         $ 104,754         $ 113,946         $ 135,398         $ 114,626
                                                 ---------         ---------         ---------         ---------         ---------

LOANS HELD FOR SALE
-----------------------------------------
Other commercial ........................        $  46,525         $  37,813         $   6,526         $   6,901         $      --
Commercial real estate ..................            8,421             6,068             2,051             2,169                --
Privately insured term and import .......              134               393                --                --                --
Consumer loans and lines of credit ......              299               312                --                --                --
                                                 ---------         ---------         ---------         ---------         ---------
      Total held for sale loans .........        $  55,379         $  44,586         $   8,577         $   9,070         $      --
                                                 ---------         ---------         ---------         ---------         ---------

Less: Allowance for loan losses .........        $   5,550         $   4,550         $   4,000         $   3,100         $   3,000
      Discount on retained loans ........            3,897             3,371             1,419             1,782             2,241
      Net deferred loan origination costs             (156)              (16)             (431)             (109)              (67)
                                                 ---------         ---------         ---------         ---------         ---------
      Loans, net ........................        $ 142,225         $ 141,435         $ 117,535         $ 139,695         $ 109,452
                                                 =========         =========         =========         =========         =========

Loan Sales and Securitizations. Gains from loan sales, securitizations and servicing income represented a majority of the Company's revenues. See Accounting for Loan Sales above for a discussion of the relevant accounting principles governing loan sales and securitizations and the Company's servicing activities.

During 2000 the Company completed three commercial loan securitization transactions involving the issuance of $130.0 million of senior and subordinated securities, and a total of $76.3 million in sales to commercial paper conduit facilities.

In connection with the "SBA Loan Backed Series 2000-1" completed in March 2000, a $32.3 million Class A certificate rated AAA by Duff and Phelps Credit Rating Co. and Aaa by Moody's Investor Services, Inc. and a $2.8 million Class M certificate rated A2 by Duff and Phelps Credit Rating Co. and A by Moody's Investor Services, Inc. were sold in a private placement. A $725,000 Class B unrated certificate is retained by the Company as required under SBA regulations.

Related to the "Business Loan Trust 2000-A" backed by commercial term loans and completed in June 2000, a $56.6 million senior note rated AAA by Duff and Phelps Credit Rating Co. and Aaa by Moody's Investor Services, Inc. as well as a $2.6 million note rated A2 and A, a $2.6 million note rated BBB and Baa2 and a $3.2 million note rated BB and Ba2 were sold in a private placement.

In connection with the "SBA Loan Backed Series 2000-2" completed in November 2000, a $27 million Class A certificate rated AAA by Duff and Phelps Credit Rating Co. and Aaa by Moody's Investor Services, Inc. and a $2.3 million Class M certificate rated A2 by Duff and Phelps Credit Rating Co. and A by Moody's Investor Services, Inc. were sold in a private placement. A $660,000 Class B unrated security is retained by the Company as required under SBA regulations.

In connection with the "SBA Loan Backed Series 1999-1", completed in June 1999, a $33.7 million Class A certificate rated Aaa by Moody's Investor Services, Inc. was sold in a private placement. A $3.0 million Class B certificate rated A2 by Moody's Investor Services, Inc. initially held by the Company, was sold later in 1999 for a gain of $265,000. A $750,000 Class B unrated security is held by the Company.

Related to "Business Loan Trust 1999-A" backed by commercial term loans and completed in September 1999, a $56.6 million senior note rated AAA by Duff and Phelps Credit Rating Co. and Aaa by Moody's Investor Services, Inc. as well as a $2.6 million A2 rated note and a $2.6 million BBB rated note were sold in a private placement. A $3.2 million unrated note is held by the Company from this securitization.

Allowance for Loan Losses. The Company reviews the adequacy of the allowance for loan losses quarterly. The allowance totaled $5.55 million at December 31, 2000, an increase of $1.0 million or 22% from the $4.55 million balance at December 31, 1999, which was increased $550,000 from the $4.0 million balance at December 31, 1998.

                    ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                                    For the Years Ended December 31,
                                              ----------------------------------------------------------------------------
                                                2000             1999             1998             1997             1996
                                              --------         --------         --------         --------         --------
                                                                         (dollars in thousands)
Balance of allowance for loan losses
     at the beginning of the period ..        $  4,550         $  4,000         $  3,100         $  3,000         $  2,000
Charge-offs:
     SBA .............................             253              166              775              262              478
     USDA ............................             415              126               --               68               --
     Ex-Im working capital ...........             202              260               --               --               --
     Privately insured term and import           1,366              793               83               46               27
     Investor mortgage ...............              --                3              582            1,395            1,730
     Other commercial ................             604            1,199              876              279              168
     Residential and other consumer ..              --                2                8              195              124
                                              --------         --------         --------         --------         --------
       Total charge-offs .............           2,840            2,549            2,324            2,245            2,527
Recoveries:
     SBA .............................               1                3               --               13               --
     Other commercial ................             244               75               30               77               26
     Investor mortgage ...............              --                2              123                6               14
     Residential and other consumer ..              --               --               --               10               --
                                              --------         --------         --------         --------         --------
       Total recoveries ..............             245               80              153              106               40
                                              --------         --------         --------         --------         --------
Net charge-offs ......................           2,595            2,469            2,171            2,139            2,487
Provision for loan losses ............           3,595            3,019            3,071            2,239            3,487
                                              --------         --------         --------         --------         --------
Balance of allowance for loan
     losses at end of period .........        $  5,550         $  4,550         $  4,000         $  3,100         $  3,000
                                              ========         ========         ========         ========         ========

Total loans ..........................        $151,516         $149,340         $122,523         $135,398         $114,627
                                              ========         ========         ========         ========         ========
Allowance to total loans .............             3.7%             3.0%             3.3%             2.3%             2.6%
                                              ========         ========         ========         ========         ========

Included in charge-offs are losses on the unguaranteed portions of SBA, USDA and Ex-Im Bank loans which represent losses realized on the retained loans after deduction of the Company's share of proceeds from collection and liquidation of collateral.

The privately insured term and inventory loan charge-offs are substantially attributable to the privately insured inventory buyer loans made under three separate fiscal year insurance policies, each covering loans originated during a specific policy year. Individual loans, and any related losses are attributable to a specific policy, each of which carries a separate deductible. The Company's cumulative loss through December 31, 2000 divided by total loans originated and covered under the annual policies totaled 303 and 177 basis points for the 1998 and 1999 policies, respectively. The majority of such losses are from the policy deductibles. The policies also provide for a 10% co-payment. At December 31, 2000, the remaining balance of privately insured inventory buyer loans totaled $6.4 million under the 1998 and 1999 policies. Since the deductibles under these policies have been met, the Company is at risk only for the 10% co-payment, which is borne on a pari-passu basis with the insurer. Effective with the 2000 policy the Company takes security interest in the underlying inventory. Outstandings under the 2000 policy total $1.1 million at December 31, 2000. See Note 5 to the Company's consolidated financial statements.

The privately insured term and import loan charge-offs for the year ended December 31, 1999 include charge-offs of $264,000 associated with import loans that did not carry private insurance. Shortly after introducing the import loan product, which are loans to U. S. importers, the Company obtained a credit insurance policy for this line of business.

The Company monitors the performance of the portfolios by use of Static Loss Pool Analysis. For purposes of this analysis, seasoned portfolios are defined as having been originated at least 8 quarters prior to the analysis. Using a 30-quarter time period, the SBA portfolio has generated an average annual loss of 48 basis points. During the same time period, the commercial loan portfolios have generated average annual losses ranging from 41-57 basis points. No losses have been realized on the Company's owner-occupied commercial mortgage portfolio.

Investor mortgage lending, which was comprised of multi-family urban residential loans on properties located in various Connecticut inner cities, is no longer conducted.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis, and therefore allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any category. The unallocated portion of the allowance represents an amount that is not specifically allocated to one of the loan portfolios.

                                                                                   DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                         2000           1999           1998           1997           1996
                                                        ------         ------         ------         ------         ------
ALLOCATION OF THE ALLOWANCE BY CATEGORY OF LOANS                             (dollars in thousands)
Unguaranteed portions of:
  SBA and USDA loans ...........................        $  559         $  820         $1,050         $  853         $  491
  Ex-Im Bank working capital loans .............           170            202            245            145             44
Privately insured term and import loans ........           495            763            483             --             --
Commercial mortgage loans ......................           125            139            128            250            271
Other commercial loans .........................         3,431          1,759          1,367          1,052            475
Investor mortgage loans ........................            20             26             63            269          1,061
Residential and other consumer loans ...........            13             35             43             67            113
Loans held for sale ............................           277            223             43             --             --
Unallocated ....................................           460            583            578            464            545
                                                        ------         ------         ------         ------         ------
  Total allowance for loan losses ..............        $5,550         $4,550         $4,000         $3,100         $3,000
                                                        ======         ======         ======         ======         ======

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
Unguaranteed portions of:
  SBA and USDA loans ...........................          10.4%          11.0%          30.0%          26.9%          30.5%
  Ex-Im Bank working capital loans .............           5.5            5.9            3.9            2.8            3.0
Privately insured term and import loans ........          14.7           20.1           15.4             --             --
Ex-Im Bank medium term loans ...................            --            0.1             --            0.5            1.8
Commercial mortgage loans ......................           1.6            5.4            8.5           14.7           16.4
Other commercial loans .........................          29.2           25.1           29.7           44.8           29.4
Investor mortgage loans ........................           0.7            0.9            2.6            4.1            6.6
Residential and other consumer loans ...........           1.4           29.9            2.9            6.2           12.3
Loans held for sale ............................          36.5            1.6            7.0             --             --
                                                        ------         ------         ------         ------         ------
  Total ........................................           100%           100%           100%           100%           100%
                                                        ======         ======         ======         ======         ======

The increased allocation of the allowance for other commercial loans reflects management's estimate of the effects of the softening economy and other trends on its line of credit portfolio. Such loans are revolving lines generally secured by accounts receivable, inventory and junior liens on other assets. Management is seeking to reduce the exposure in this portfolio by working with borrowers to structure amortizing loans or otherwise reduce the balance.

The following table sets forth information regarding the Company's non-performing loans at the dates indicated:

                                                                               December 31,
                                                    ------------------------------------------------------------------
                                                     2000           1999           1998           1997           1996
                                                    ------         ------         ------         ------         ------
                                                                          (dollars in thousands)
Non-Performing Loans
Commercial:
     Unguaranteed portions:
        SBA and USDA loans ........................ $1,257         $1,264         $1,533         $1,226         $  188
        Ex-Im Bank working capital loans ..........     --            397            418             --             --
     Privately insured term and import loans.......  1,112          1,759            112             --             --
     Commercial mortgage loans ....................     --             49              6             39             --
     Other commercial loans .......................  1,793          1,358            890            535            132
     Investor mortgage loans ......................     --             --             --            415          1,853
Consumer ..........................................     --            131            145            149             79
                                                    ------         ------         ------         ------         ------
Total non-performing loans ........................ $4,162         $4,958         $3,104         $2,364         $2,252
                                                    ======         ======         ======         ======         ======

Total non-performing loans to total loans .........    2.7%           3.3%           2.5%           1.8%           2.0%
                                                    ======         ======         ======         ======         ======

Total non-performing loans to total assets ........    1.1%           1.5%           1.1%           1.1%           1.4%
                                                    ======         ======         ======         ======         ======

Allowance to total non-performing loans ...........    133%            92%           129%           131%           133%
                                                    ======         ======         ======         ======         ======

The Company manages the non-performing assets actively, including a quarterly review of the net realizable value of collateral securing these loans. Any deterioration in the relationship between the loan amount and the net realizable value of the collateral will be considered in the evaluation of the allocation of the allowance attributed to the subject loan and/or a partial charge-off.

The Company had one loan past due 90 days and accruing interest at the end of 1999 but not for any other period end presented in the above table.

Other Real Estate Owned. It is the Company's policy, whenever possible, not to take title to real property collateralizing loans, thereby avoiding management time and any environmental liabilities associated with holding such properties. From the year end 1998 to 2000 reporting periods discussed herein, the highest balance of other real estate owned totaled $265,000 and there were no such balances outstanding at any year end.

Receivable From Loans Sold. Receivable from loans sold represents the balance of loans sold for which funding has not yet been received. Government guaranteed loans are generally sold within 30 days of origination, usually at a time when a group of loans are aggregated to attract interested bidders. The sales are generally settled within 30 days of the trade date. During this thirty day period, the Company reviews and delivers closing documents to the investor. The receivable balance fluctuates with the month's loan sale activity and tends to be higher at any quarter end due to increased loan closing activity. The Company actively monitors the settlement of loans to ensure that this source of liquidity is effectively managed.

Servicing Assets. (See "Accounting for Loan Sales" and "Non Interest Income"). The servicing asset for loans sold is as follows:

                                                     AT DECEMBER 31,
                                         -------------------------------------
                                           2000           1999           1998
                                         -------        -------        -------
SERVICING ASSET                                  (dollars in thousands)
 SBA ..................................  $18,978        $13,408        $ 7,836
 USDA .................................   10,643          6,835          2,271
 Ex-Im short and medium term ..........    3,708          2,858          2,749
 Commercial loan securitizations ......      855            419            378
 Commercial paper sales facilities.....    1,705          1,240            407
 Other commercial .....................       73             63             82
                                         -------        -------        -------
     Total servicing asset ............  $35,962        $24,823        $13,723
                                         =======        =======        =======

Prepaid Expenses and Other Assets. At December 31, 2000 prepaid expenses and other assets include $1.6 million of accrued servicing fees; $3.4 million from interest and costs advanced on behalf of investors, guarantee agencies and other loan-related items; and $6.2 million relating to a receivable for insurance claims relating to the privately-insured loan product.

Deposits. Deposits have historically been the Company's primary funding source and have increased to sustain the Company's balance sheet growth. See "Liquidity and Capital Resources."

Federal Home Loan Bank of Boston Advances. Periodically, the Company utilizes Federal Home Loan Bank ("FHLB") advances to provide short-term liquidity. As of December 31, 2000, the Bank had a $10.2 million unused line of credit from the FHLB.

Commercial Paper Credit Facility Availability. As detailed in Note 9 to the Company's consolidated financial statements, the Company has approved commercial paper credit facilities totaling $155 million of which $82 million was utilized as of December 31, 2000 by the unconsolidated subsidiaries. Subsequent to year-end, the Company obtained its lender's approval for a $25 million increase to one of these facilities.

Stockholders' Equity. Stockholders' equity increased $4.6 million to $59.6 million at December 31, 2000 from $55.0 million at December 31, 1999 and increased $5.9 million in 1999 from $49.1 million at December 31, 1998 primarily due to the retention of earnings. The Company has paid quarterly dividends of $.03 per share since the fourth quarter of 1995. As explained in Note 10 to the Company's consolidated financial statements, a note receivable from the Company's Chief Executive Officer was repaid in 1999 with proceeds from a bonus award by the Company, as part of an amended employment contract. At December 31, 2000, the Company held a note receivable from the Company's Chief Executive Officer related to the sale of 200,000 shares of common stock in March 1999, which is reflected as a separate component of stockholders' equity. On January 24, 2001, the Company repurchased 241,600 shares from the Chief Executive Officer and his wife and applied the proceeds to the full repayment of the note and the interest accrued thereon (see Note 10 to the Company's consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Management considers scheduled cash flows from existing borrowers, projected deposit levels, estimated liquidity needs from maturing and disintermediating deposits, approved extensions of credit, and unadvanced commitments to existing borrowers in determining the level and maturity of funding necessary to support operations. Historically, the Company has increased the level of deposits to support its planned loan growth. The Company also has supported its growth by regularly selling loans on a servicing retained basis.

Over the past three years, the Company completed transactions that effected changes in the manner in which the Company obtains funding for its lending business. These transactions included:

- the sale of the Company's last branch in March 1999, including checking, savings and money market accounts which requires the Company to obtain funding from alternative sources;

- establishment of a commercial paper conduit facility pursuant to which up to $60 million is available to the Company (based upon the contractual advance rates against the qualifying principal balance of the loans pledged to secure the facility; the pledged loans consist of the unguaranteed portion of loans guaranteed by the SBA). The Company sold loans totaling approximately $9.3 million during 2000 under this facility;

- establishment of and the increase in a second commercial paper conduit facility from $65 million to $95 million and, in January 2001, to $120 million pursuant to which the Company has the right to sell commercial revolving lines of credit and other qualifying loans during the term of the facility. The Company sold loans totaling approximately $67 million during 2000 under this facility;

- loan securitization and sales transactions pursuant to which the Company securitized and sold in the aggregate approximately $322 million of asset-backed loans; (See "Securitization and Sale of Loans") and

- establishment of agreements with five national brokers which provide a source for brokered certificates of deposits used for fundings of one year or less.


The Company does not plan to continue to securitize loans or sell loans to its existing commercial paper conduit facilities in 2001 due to proposed bank regulations that would significantly increase the Bank's capital requirements, as more fully described below. Approximately 33% of the Company's annual loan originations were funded from these sources in 2000 and approximately 21% of the Company's operating income came from these transactions.

The Company is currently finalizing companion facilities under its approved commercial paper conduit credit lines and expects to continue to transfer loans to such conduits, but expects that these transfers will be reflected as financings on the Company's balance sheet.

Since January 1, 2000 the Company has de-emphasized non-government guaranteed commercial lending and has successfully increased the percentage of government guaranteed lending by nearly 11%. In 2001, the Company will seek to continue to increase the use of the SBA, USDA and Ex-Im Bank government guaranteed loan programs which offer an established "whole loan" secondary market. The Company will also continue to increase the origination and sales of commercial mortgages and term loans under other established whole loan purchase programs.

Management of the Company believes that the funding provided by the access to such capital markets and commercial paper conduits, will also be sufficient when combined with the amounts available to the Company from issuance of brokered and retail certificates of deposit and other sources of revenues, for the Company's current liquidity requirements.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial condition. The regulations require that the Bank meet specific capital adequacy guidelines as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about interest rate risk, concentration of credit risk, asset quality and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier I capital to total average assets, and minimum ratios of Tier I and total capital to risk weighted assets. As of December 31, 2000, the Bank's capital ratios are in excess of regulatory minimum requirements. See Note 10 to the consolidated financial statements for a table of minimum required and actual capital ratios.

Federal bank regulatory authorities proposed regulatory amendments to the risk based capital rules in September 2000 which would require FDIC-insured banks to hold additional capital for "retained interests" that are associated with loans sold or securitized. The regulations, if passed in their current or a substantially similar form, would likely require the Bank to (i) significantly reduce the level of such retained interests relative to capital by selling these assets or raising a significant amount of additional capital to support the Bank's lending activities, and (ii) structure certain future loan sales or securitization transactions in a manner which may be less economically favorable to the Bank, or refrain completely from loan securitizations.

The comment period on these regulations closed December 26, 2000. These regulations would not apply to the Bank or the Company following the proposed merger with UPS since the Bank will not have FDIC-insured deposits.

It is possible that, due to the high level of securitization - related retained interests or other factors, the FDIC would no longer classify the Bank as "well capitalized." Such an action would require the Bank to request approval from the FDIC to continue to access the brokered CD market unless, and until, well capitalized status is again achieved.

In addition, SBA regulations require that in order to fund the unguaranteed portions of SBA loans under the Company's commercial paper facility, the Bank must be well capitalized and must maintain a minimum currency rate (i.e. loans paying in accordance with their terms). If the Bank is not able to meet these requirements, or if the Bank were to receive a regulatory enforcement action from the FDIC, funding under the commercial paper facilities may not be available for these loans and alternative financing would have to be obtained.

Any of these actions may reduce future earnings. Further, if the Company or the Bank were not able to obtain additional capital on acceptable terms, its business strategy may have to be altered.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND ASSET/LIABILITY MANAGEMENT

Reliance on Capital Markets
In 2000, the Company securitized and sold to sale facilities $168 million of loans which is 33% of the dollar volume of loans originated in 2000. Approximately 36% of the Company's $21.6 million gain on loan sales in 2000 were attributable to such securitizations and sales. In 1999, the Company securitized and sold to sales facilities $201 million of loans or 36% of loans originated. Gains from such transactions accounted for 33% of the $19.2 million gain on loan sales for the year. 1998 volume of $117 million of loans securitized and sold to sales facilities represented 29% of the $391.7 million of loans originated in 1998. In 1998, approximately 24% of the Company's $16.9 million gain on loan sales were attributed to securitizations of commercial loans and the sale of loans to a commercial paper conduit. The above noted volume reflects the Company's increasing reliance on securitizations.

As discussed in "Liquidity and Capital Resources", the Company does not expect to continue to account for future transfers of loans to the commercial paper conduits as sales or to complete asset-backed private placements of the unguaranteed portions of SBA loans and commercial loans. The Company will seek to continue to sell the guaranteed portions of SBA, USDA, Ex-Im Bank loans and to sell commercial loans on a "whole loan" or loan-by-loan basis. The Company has striven to increase the relative percentage of government guaranteed loans to total loan originations as reflected by the fact that such government guaranteed loans represented approximately 62% of the total loans originated in 2000 up from 56% in 1999. The Company expects to continue to focus on government guaranteed loan products which are generally sold shortly after origination on a whole loan basis.

Although reliance on the capital markets for the sale of such loans presents the Company with risks related to liquidity and earnings volatility, the Company believes that its expertise and experience as a government guaranteed lender provides it with the ability to manage such risks. The Company believes that its overall strategy of blending whole loan sales of government guaranteed loans with smaller balances of non-guaranteed commercial loans and its on-going ability to fund loans through its commercial paper conduits provide adequate alternatives. As far as other sources of funds, after the sale of the March 1999 branch discussed earlier, the Company has continued to receive funding from retail and brokered certificates of deposit.

As discussed above, the Company does not plan to securitize any loans in the near future. The Company will seek to fund the unguaranteed portions of SBA loans through a companion commercial paper conduit financing vehicle under the Company's existing $60 million credit facility for such loans. The documentation on this additional facility is currently being finalized. The Company expects that these transfers will be reflected as financings on the balance sheet. The Company's ability to continue to fund the unguaranteed portion of SBA loans requires approval of the SBA. The SBA's approval is dependent on maintenance of certain minimum regulatory capital levels, and a minimum currency rate (i.e. loans paying in accordance with terms). An inability of the Company to meet these requirements would adversely affect funding available under the commercial paper facilities and require the Company to seek alternative sources of funding.

Other factors will also affect the Company's ability to access commercial paper facilities, including conditions in the securities markets generally, and in the asset-backed securities market specifically, the credit quality of the Company's loan portfolio, compliance of the Company's loans with the eligibility requirements established in connection with the facilities, receipt of a regulatory enforcement action, the Company's ability to adequately service its loan portfolio, and the material downgrading or withdrawal of ratings given to securities previously issued in the Company's securitizations.

In recent years, the capital markets have periodically experienced rapid and extreme changes evidenced by a decline of investor demand for certain asset-backed securities and a widening of the spreads between the interest rates on treasury securities and interest rates on asset-backed securities. The uncertainties were exacerbated in late 1999 with concerns over Year 2000 market preparedness. The Company is currently dependent on a single financial institution for its two commercial paper credit facilities and, therefore, bears a significant risk that this lender may decide to exit this market due to general market conditions, or changes in its own strategic initiatives, or may impose unacceptable terms on the facilities offered to the Company, making continued use of the facilities uneconomical.

Any substantial reduction in the accessibility of the commercial paper conduit facilities or any adverse change in the terms of the facilities or in the capital markets generally, could have an adverse effect on the Company's financial condition or results of operations.

Interest Rate Risk
An earnings at risk model is one tool utilized by the Company to measure interest rate risk. Such a model computes the estimated effect on net income from changes in interest earned on assets and expenses paid on liabilities, as well as the impact of off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis estimates the risk of loss in market risk sensitive instruments in the event of a sudden and sustained one hundred to two hundred basis point increase or decrease in the market interest rates. The Company's Board of Directors has adopted an interest rate risk policy which is designed to limit the maximum decreases in net income and capital in the event of a sudden and sustained change in market interest rates. The estimated change in the Company's net income based on the fourth quarter calculation of a hypothetical immediate 2% increase in interest rates was a decrease of 6%, while the estimated change in net income of a 2% decrease in interest rates was a decrease of 4%. Such amounts were within the limits established by the Board of Directors.

Such an earnings at risk calculation is based on the estimated change in interest income and interest expense utilizing numerous assumptions, including historical relationships between various indices utilized by the Company in setting interest rates and management's judgment as to the expected relationship of such rates in the current environment. This calculation utilizes such relative levels of market interest rates as well as assumptions regarding loan prepayments and deposit decays and should not be relied upon as indicative of actual results. Importantly, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in the computation of earnings at risk. Actual results may differ from those presented should market conditions vary from assumptions used in the calculation. In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the earnings at risk calculation. Finally, the ability of many borrowers to repay their adjustable rate loans and the value of the underlying collateral may decrease in the event of interest rate decreases.

The Company seeks to manage its assets and liabilities to reduce the potential adverse impact on net interest income that might result from changes in interest rates. Control of interest rate risk is conducted through systematic monitoring of maturity mismatches. The Company's investment decision-making takes into account not only the rates of return and their underlying degree of risk, but also liquidity requirements, including minimum cash reserves, withdrawal and maturity of deposits and additional demand for funds. For any given period, the pricing structure is matched when an equal amount of assets and liabilities reprice. An excess of assets or liabilities over these matched items results in a gap or mismatch, as shown in the table presented on the following page. A negative gap denotes liability sensitivity and normally means that a decline in interest rates would have a positive effect on net interest income, while an increase in interest rates would have a negative effect on net interest income. However, significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in their repricing elasticity relative to the change in the general level of interest rates. All of the Company's assets and liabilities are U.S. dollar-denominated and, therefore, the Company bears no direct foreign exchange risk.

The majority of the Company's assets reprice according to contractual arrangements although the Company historically had fairly broad discretion over the frequency and magnitude of interest rate changes on its liabilities which enabled the Company to minimize the impact of any general changes in the interest rate environment. The discretion is now limited due to the sources of funds utilized as discussed above and in "Liquidity and Capital Resources."

The Company utilizes the analysis detailed below to generally monitor the composition of assets and liabilities and focuses on the one-year mismatch. The Company's cumulative one-year gap reflects a fairly well-matched position. The table below includes receivables from loans sold of $56.1 million and investments in unconsolidated subsidiaries of $19.8 million, both of which are supported by underlying loans which will be collected or reprice within three months.

                                                                            DECEMBER 31, 2000
                                         ---------------------------------------------------------------------------------------
                                          0 TO 90       91 TO 180       181 TO 366       1 TO 5          OVER 5
                                            DAYS           DAYS            DAYS           YEARS           YEARS          TOTAL
                                         ---------      ---------       ---------       ---------       ---------      ---------
Commercial loans ..................      $ 130,196      $   7,188       $     897       $   4,577       $   6,525      $ 149,383
Other loans .......................            367            686             264             289             527          2,133
Investments .......................         48,375            125           3,801              --           6,900         59,201
Federal funds sold ................         24,750             --              --              --              --         24,750
Accounts receivable from loans sold         56,097             --              --              --              --         56,097
Investment in unconsolidated
subsidiaries.......................         19,758             --              --              --              --         19,758
                                         ---------      ---------       ---------       ---------       ---------      ---------

     Total interest earning assets       $ 279,543      $   7,999       $   4,962       $   4,866       $  13,952      $ 311,322
                                         =========      =========       =========       =========       =========      =========

Checking ..........................      $   2,263      $   2,263       $   3,394       $   3,395       $      --      $  11,315
Savings ...........................            812            812           1,218           1,219              --          4,061
Time deposits .....................         99,857        163,335          16,858           1,761              --        281,811
                                         ---------      ---------       ---------       ---------       ---------      ---------
     Total interest bearing
liabilities........................      $ 102,932      $ 166,410       $  21,470       $   6,375       $      --      $ 297,187
                                         =========      =========       =========       =========       =========      =========



Interest sensitivity gap ..........      $ 176,611      $(158,411)      $ (16,508)      $  (1,509)      $  13,952      $  14,135
                                         =========      =========       =========       =========       =========      =========
Cumulative gap ....................      $ 176,611      $  18,200       $   1,692       $     183       $  14,135
                                         =========      =========       =========       =========       =========
Cumulative gap as a percentage of
     Total interest earning assets              57%             6%              1%              0%              5%
                                         =========      =========       =========       =========       =========

SEASONALITY

The Company's business has been somewhat seasonal, as the level of domestic loan originations tends to be lower during the first quarter when many U.S. companies have not yet produced their fiscal financial statements and during the third quarter when many U.S. manufacturers reduce operations for a limited time for summer vacation. The Company's historical reliance on securitizations for the sale of loans has made the Company's earnings lower in the quarters when loans originated were held in portfolio for a future securitization or because the timing of loan closings within the quarter did not afford a loan buyer appropriate time to make the decision to purchase the loans. The seasonality and timing factors have been somewhat mitigated by the conduits and sales facilities put in place in the prior two years and the general increase in volume and contribution of new loan origination officers and the international lending expansion.

IMPACT OF INFLATION

The consolidated financial statements and related data presented elsewhere have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Interest rates have a significant impact on the Company's performance. Increases in interest rates affect the ability of the Company's borrowers to service their variable rate debt and decrease the spread between the interest collected on fixed rate loans and variable rate bond interest paid for certain of the Company's term securitizations, which could impact the realizability of the associated retained interests. Furthermore, inflation can directly affect the value of loan collateral in general, and real estate collateral in particular. These factors are taken into account in the initial underwriting process and over the life of the loans. The Company believes that it has the systems in place to continue to manage the rates, liquidity and interest rate sensitivity of the Company's assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133/137/138
In June 1998, the FASB issued No. 133 "Accounting for Derivative Instruments and Hedging Activities," for which the implementation date was extended by SFAS No. 137 and details clarified by SFAS No. 138 and is effective for the Company's financial statements beginning in the first quarter 2001. These statements establish accounting and reporting standards for derivative instruments and for hedging activities, and require that all derivatives be recognized as either assets or liabilities in the entity's balance sheet and be measured at fair value. Changes in the fair value of the derivative instruments are to be recognized depending on the intended use of the derivative and whether or not it has been designated as a hedge. The future implementation is not expected to have a significant impact upon the Company's financial position, results of operations or cash flows.

SFAS No. 140
In September 2000 the FASB issued No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

Certain provisions of the statement related to the disclosure of collateral and securitization transactions, became effective for the Company's December 31, 2000 year end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001.

Based on current circumstances and after consideration of planned revisions to existing commercial facility agreements to conform them to the requirements of SFAS No. 140, management believes the application of the new rules will not have a material impact on the Company's results of operations, financial position or cash flows. The new rules do not impact the existing securitizations which were all completed prior to March 31, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The information set forth beginning page 56 in Item 7 of this report is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

The Board of Directors and Stockholders of First International Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of First International Bancorp, Inc. and its Subsidiary (the "Company") at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for certain securitization-related retained interests in 2000.

/s/ PricewaterhouseCoopers LLP

March 23, 2001

FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(dollars in thousands)


                                                             2000            1999
                                                          ---------       ---------
ASSETS
Cash and due from banks ............................      $   4,615       $   1,357
Federal funds sold .................................         24,750          35,780
                                                          ---------       ---------
          Cash and cash equivalents ................         29,365          37,137

Investment securities (Note 3):

     Available for sale at fair value ..............         56,611          41,012
     Held to maturity at amortized cost
          (fair value $785 and $1,161) .............            781           1,165
     U.S. Agency stocks at cost ....................          1,809           1,809
Loans, net (Note 5) ................................        142,225         141,435
Receivable from loans sold (Note 2) ................         56,097          50,980
Investment in unconsolidated subsidiaries (Note 4)..         19,758          15,277
Accrued interest receivable ........................          2,522           2,278
Premises and equipment, net (Note 6) ...............          4,548           4,326
Servicing asset (Note 7) ...........................         35,962          24,823
Prepaid expenses and other assets ..................         12,550           7,802
                                                          ---------       ---------

     TOTAL ASSETS ..................................      $ 362,228       $ 328,044
                                                          =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 8) ..................................      $ 297,187       $ 266,300
Accrued interest payable ...........................          3,441           3,341
Other liabilities ..................................          2,043           3,416
                                                          ---------       ---------
     TOTAL LIABILITIES .............................        302,671         273,057

Commitments and Contingencies (Notes 5, 6 and 10)

Stockholders' equity (Notes 1, 2, 10, 11 and 16):
     Common stock, $.10 par value, 12,000,000 shares
     authorized 8,279,574 and 8,259,818 shares issued
      and outstanding ..............................            828             826
     Preferred stock, $.10 par value, 2,000,000
     shares authorized: no shares issued and
      outstanding ..................................             --              --
     Paid-in capital in excess of par value ........         34,826          34,788
     Stockholder note receivable ...................         (1,980)         (1,980)
     Unrealized holding gain (loss) on
      investments available-for-sale, net ..........           (145)             94
Retained earnings ..................................         26,028          21,259
                                                          ---------       ---------

      Total stockholders' equity ...................         59,557          54,987
                                                          ---------       ---------

      Total liabilities and stockholders' equity ...      $ 362,228       $ 328,044
                                                          =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands, except per share amounts)

                                                         2000           1999          1998
                                                       --------       --------      --------
INTEREST INCOME:
    Loans, including net fees ...................      $ 17,947       $ 13,933      $ 15,522
    Investment securities .......................         4,742          2,953         1,258
    Federal funds sold ..........................         1,614          1,486         1,412
                                                       --------       --------      --------
       Total interest income ....................        24,303         18,372        18,192
                                                       --------       --------      --------

INTEREST EXPENSE:
    Deposits ....................................        15,717         10,739         7,896
    Warehouse lines and short term advances .....           321            842            28
                                                       --------       --------      --------
       Total interest expense ...................        16,038         11,581         7,924
                                                       --------       --------      --------
       Net interest income ......................         8,265          6,791        10,268
PROVISION FOR POSSIBLE LOAN LOSSES ..............         3,595          3,019         3,071
                                                       --------       --------      --------
       Net interest income after
          provision for possible loan losses ....         4,670          3,772         7,197

NON-INTEREST INCOME:
    Gain on sale of guaranteed commercial loans .        12,885         12,352        12,239
    Loan servicing income and fees ..............         9,703          6,161         4,249
    Gain on securitizations and sales to conduits         7,662          6,314         4,094
    Gain on sale of commercial loans ............         1,009            521           626
    Gain on sale of securities ..................           204            416            33
    Other income ................................           211            123           267
    Income from unconsolidated subsidiaries .....         1,214            335            --
    Impairment on retained interests ............          (754)            --            --
    Service charges and other deposit fees ......            --             75           500
    Gain on branch sale .........................            --          8,915            --
                                                       --------       --------      --------
       Total non-interest income ................        32,134         35,212        22,008
                                                       --------       --------      --------
       Total operating income ...................        36,804         38,984        29,205
                                                       --------       --------      --------

NON-INTEREST EXPENSE:
    Salaries and benefits .......................        17,118         18,124        11,235
    Occupancy ...................................         1,937          1,787         1,523
    Furniture and equipment .....................         1,384          1,252         1,007
    Outside services ............................         2,055          2,598           773
    Office expenses .............................           985            989           834
    Marketing ...................................         1,772          1,991         1,453
    Other .......................................           833          1,542           875
                                                       --------       --------      --------
       Total non-interest expense ...............        26,084         28,283        17,700
                                                       --------       --------      --------
       Income before income taxes and
        cumulative effect of accounting change ..        10,720         10,701        11,505
PROVISION FOR INCOME TAXES ......................         3,263          4,692         4,472
                                                       --------       --------      --------
       Income before cumulative effect of
         accounting change ......................      $  7,457       $  6,009      $  7,033
       Cumulative effect of change in
         accounting principle, net of taxes .....        (1,695)            --            --
                                                       --------       --------      --------
       Net income ...............................      $  5,762       $  6,009      $  7,033
                                                       ========       ========      ========

BASIC EARNINGS PER SHARE (NOTES 2 AND 10)
       Income before cumulative effect of
         accounting change ......................      $   0.90       $   0.74      $   0.89
       Cumulative effect of change in
         accounting principle, net of taxes .....         (0.20)            --            --
                                                       --------       --------      --------
                                                       $   0.70       $   0.74      $   0.89
                                                       ========       ========      ========
DILUTED EARNINGS PER SHARE (NOTES 2 AND 10)
       Income before cumulative effect of
         accounting change ......................      $   0.89       $   0.72      $   0.86
       Cumulative effect of change in
         accounting principle, net of taxes .....         (0.20)            --            --
                                                       --------       --------      --------
                                                       $   0.69       $   0.72      $   0.86
                                                       ========       ========      ========

    The accompanying notes are an integral part of the consolidated financial statements.

FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands)


                                                                                                    COMPREHENSIVE
                                                                                                        INCOME
                                                                                                  -----------------
                                                                        PAID IN                      UNREALIZED
                                                                      CAPITAL IN    STOCKHOLDER   HOLDING GAIN (LOSS)
                                                           COMMON      EXCESS OF        NOTE        ON INVESTMENTS
                                                           STOCK       PAR VALUE     RECEIVABLE   AVAILABLE-FOR-SALE
-------------------------------------------------       -----------  -----------    -----------   ------------------
  BALANCE AT JANUARY 1, 1998 .....................      $    787      $ 32,083      $   (877)      $     12

Issuance of 85,902 shares of common stock under
     option plan (Note 11) .......................             8           478            --             --
Dividends on common stock ($.12/share) ...........            --            --            --             --
Accretion on stockholder note receivable
    (Note 10) ....................................            --            --           (64)            --
Other comprehensive income, increase in
     unrealized holding gain, net of income
     taxes .......................................            --            --            --            416
Net income .......................................            --            --            --             --

Comprehensive income .............................            --            --            --             --
                                                        --------      --------      --------       --------
     BALANCE AT DECEMBER 31, 1998 ................      $    795      $ 32,561      $   (941)      $    428

Issuance of 107,181 shares of common
     stock under option plan (Note 11) ...........            11           247            --             --
Dividends on common stock ($.12/share) ...........            --            --            --             --
Repayment of stockholder note receivable (Note 10)            --            --           941             --
Sale of common stock (Note 10) ...................            20         1,980        (1,980)
Other comprehensive income, decrease in
     unrealized holding gain, net of income
     taxes .......................................            --            --            --           (334)
Net income .......................................            --            --            --             --

Comprehensive income .............................            --            --            --             --
                                                        --------      --------      --------       --------
     BALANCE AT DECEMBER 31, 1999 ................      $    826      $ 34,788      $ (1,980)      $     94

Issuance of 19,756 shares of common
     stock under option plan (Note 11) ...........             2            38            --             --
Dividends on common stock ($.12/share) ...........            --            --            --             --
Other comprehensive income, decrease in
     unrealized holding gain, net of income
     taxes .......................................            --            --            --           (239)
Net income .......................................            --            --            --             --

Comprehensive income .............................            --            --            --             --
                                                        --------      --------      --------       --------
     BALANCE AT DECEMBER 31, 2000 ................      $    828      $ 34,826      $ (1,980)      $   (145)
                                                        ========      ========      ========       ========


                                                         Retained
                                                         Earnings        Total
-------------------------------------------------       ----------     --------
  BALANCE AT JANUARY 1, 1998 .....................      $ 10,143       $ 42,148

Issuance of 85,902 shares of common stock under
     option plan (Note 11) .......................            --            486
Dividends on common stock ($.12/share) ...........          (948)          (948)
Accretion on stockholder note receivable
    (Note 10) ....................................            --            (64)
Other comprehensive income, increase in
     unrealized holding gain, net of
     income taxes ................................            --            416
Net income .......................................         7,033          7,033
                                                                       --------
Comprehensive income .............................            --          7,449

                                                        --------       --------
     BALANCE AT DECEMBER 31, 1998 ................      $ 16,228       $ 49,071

Issuance of 107,181 shares of common
     stock under option plan (Note 11) ...........            --            258
Dividends on common stock ($.12/share) ...........          (978)          (978)
Repayment of stockholder note receivable (Note 10)            --            941
Sale of common stock (Note 10) ...................                           20
Other comprehensive income, decrease in
     unrealized holding gain,
     net of income taxes .........................            --           (334)
Net income .......................................         6,009          6,009
                                                                       --------
Comprehensive income .............................            --          5,675
                                                        --------       --------
     BALANCE AT DECEMBER 31, 1999 ................      $ 21,259       $ 54,987

Issuance of 19,756 shares of common
     stock under option plan (Note 11) ...........            --             40
Dividends on common stock ($.12/share) ...........          (993)          (993)
Other comprehensive income, decrease in
     unrealized holding gain, net of income
     taxes .......................................            --           (239)
Net income .......................................         5,762          5,762
                                                                       --------
Comprehensive income .............................            --          5,523
                                                        --------       --------
     BALANCE AT DECEMBER 31, 2000 ................      $ 26,028       $ 59,557
                                                        ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands)

                                                                                       2000            1999            1998
                                                                                    ---------       ---------       ---------
Cash flows from operating activities:
    Net income ...............................................................      $   5,762       $   6,009       $   7,033
                                                                                    ---------       ---------       ---------
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .......................................          1,175             996             678
         Amortization of investment premiums, net ............................            563              60              16
         Accretion of loan discount, net .....................................           (210)           (187)         (1,930)
         Impairment on retained interests ....................................            754              --              --
         Cumulative effect of accounting change, net .........................          1,695              --              --
         Provision for possible loan losses ..................................          3,595           3,019           3,071
         Income from unconsolidated subsidiaries .............................         (1,214)           (335)             --
         Gain on sale of bank branch .........................................             --          (8,915)             --
         Provision for loss on other real estate owned .......................             --              --              35
         Increase (decrease) in other liabilities ............................           (473)            450             399
         (Increase) decrease in deferred loan costs ..........................           (140)            416            (322)
         Increase in accrued interest receivable .............................           (244)           (895)           (183)
         Increase  in accrued interest payable ...............................            100           2,573              22
         Deferred income tax (benefit) provision .............................           (863)            318             173
         Gain on sale of investment securities ...............................           (204)           (416)            (33)
         Gain on sale of loans ...............................................        (21,556)        (19,187)        (16,959)
         Loss on sale of other real estate owned .............................             --              17               3
         (Increase) decrease in receivable from loans sold ...................         (5,117)        (12,078)        (10,128)
         Increase in servicing assets ........................................        (11,139)        (10,681)         (3,336)
         Increase in prepaid expenses and other assets .......................         (3,613)         (3,388)         (8,158)
         Accretion on stockholder note receivable ............................             --             (16)            (64)
    Loans originated for sale ................................................       (509,740)       (550,860)       (391,677)
    Proceeds from sale of loans originated for sale ..........................        530,702         567,245         415,871
                                                                                    ---------       ---------       ---------
              Total adjustments ..............................................        (15,929)        (31,864)        (12,522)
                                                                                    ---------       ---------       ---------
              Net cash used in operating activities ..........................        (10,167)        (25,855)         (5,489)
Cash flows from investing activities:
    Net decrease (increase) in loans .........................................         (3,441)        (23,900)         14,009
    Increase in investment in unconsolidated subsidiaries ....................         (3,267)        (12,312)         (3,300)
    Purchase of investment securities available for sale .....................        (40,929)        (77,157)        (36,734)
    Purchase of equity securities ............................................             --            (566)           (709)
    Proceeds from sales of investment securities available for sale ..........          1,175          57,455           4,537
    Proceeds from maturities and principal repayments of investment
         securities available for sale .......................................         19,635          11,767          11,876
    Proceeds from maturities of mortgage-backed securities available for sale             301              41              60
    Proceeds from maturities and principal repayments of investment
         securities held to maturity .........................................             --              --           4,525
    Proceeds from maturities of mortgage-backed securities held to maturity ..            384             820             925
    Proceeds from sales of equity securities .................................             --             934             602
    Proceeds from sale of other real estate owned ............................             --              80              51
    Capital expenditures, net ................................................         (1,397)         (1,507)         (1,799)
                                                                                    ---------       ---------       ---------
          Net cash used in investing activities ..............................        (27,539)        (44,345)         (5,957)
                                                                                    ---------       ---------       ---------
Cash flows from financing activities:

    Net increase in deposits .................................................         30,887          55,341          47,553
    Net decrease in other borrowings .........................................             --          (1,048)            (37)
    Proceeds from issuance of common stock ...................................             40             278             271
    Principal repayment of stockholder note receivable .......................             --             957              --
    Dividends paid ...........................................................           (993)           (978)           (948)
                                                                                    ---------       ---------       ---------
         Net cash provided by financing activities ...........................         29,934          54,550          46,839
                                                                                    ---------       ---------       ---------
         Net increase (decrease) in cash and cash equivalents ................         (7,772)        (15,650)         35,393
Cash and cash equivalents at beginning of period .............................         37,137          52,787          17,394
                                                                                    ---------       ---------       ---------
Cash and cash equivalents at end of year .....................................      $  29,365       $  37,137       $  52,787
                                                                                    =========       =========       =========
Cash paid during the year for:
    Interest .................................................................      $  15,938       $   9,008       $   7,902
    Income taxes .............................................................      $   5,024       $   5,719       $   3,182
Non-cash items:
    Real estate acquired in settlement  of loans .............................      $      --       $     265       $     186

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DEFINITIVE MERGER AGREEMENT

On January 15, 2001, First International Bancorp, Inc. (the "Company") entered into a definitive Agreement and Plan of Merger with United Parcel Service, Inc. ("UPS"), pursuant to which at the effective time of the transactions described in the merger agreement, a wholly-owned subsidiary of UPS will be merged with and into the Company (the "Merger"). The Company will be the surviving corporation of the Merger and be a wholly-owned subsidiary of UPS.

Under the terms of the merger agreement, the Company's stockholders will receive shares of UPS Class B common stock in exchange for shares of the Company's common stock, based on a conversion ratio described in the merger agreement, subject to a number of potential adjustments. Further, approximately 10% of the stock to be issued in the Merger will be placed in escrow pending the performance of the Company's loan portfolio during the 12 months following the closing and the resolution of any indemnification claims with respect to the Company's representations, warranties and covenants in the merger agreement. The conversion ratio and the other terms of the Merger are described in the merger agreement which has been filed by the Company as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2001. In addition, the terms of the Merger and the merger agreement will be described in further detail in the Company's proxy statement for the Company's 2001 Annual Meeting, which the Company anticipates will be filed with the Securities and Exchange Commission in April 2001.

The Merger is subject to bank regulatory approvals, the approval of the Company's stockholders, review under the Hart-Scott-Rodino Improvements Act and other customary closing conditions. In connection with the execution of the merger agreement, key Company stockholders, controlling approximately 52% of the outstanding shares, have agreed to vote their shares of the Company stock in favor of the transaction. The transaction is expected to close in the second quarter of 2001.

As a condition to the completion of the Merger, First International Bank (the "Bank"), the Company's wholly-owned subsidiary, prior to closing the Merger, will seek one or more buyers of its deposit liabilities, approximately $280 million, subject to regulatory approval. Upon the closing of such transaction, which is intended to be immediately prior to the Merger closing, subject to the Bank's receipt of approval, the Bank would cease to be a federally insured depository institution regulated by the FDIC and the Company would cease to be a bank holding company regulated by the Board of Governors of the Federal Reserve System. Following the Merger, the Bank would operate as a non-depository bank chartered by the Connecticut Department of Banking, and would continue to be subject to Connecticut's state banking laws and regulations, as it is today.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First International Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, First International Bank, formerly known as First National Bank of New England. The Bank converted from a national bank to a Connecticut state chartered bank and trust company in July 1999. Since 1998, the Bank established various special purpose wholly-owned entities to facilitate loan securitizations and sales to commercial paper conduits. Certain of these entities are not consolidated but are accounted for under the equity method of accounting (Note
4). The Bank has also established a wholly-owned subsidiary, First International Capital Corp. of New Jersey, through which all loan solicitation activities to borrowers located in New Jersey are conducted. Intercompany accounts and transactions relating to the consolidated subsidiaries have been eliminated in consolidation.

The Company operates from its headquarters in Hartford, Connecticut and representative offices, which are responsible for marketing and regional loan origination efforts, in Boston and Springfield, Massachusetts; Providence, Rhode Island; Rochester, New York; Morristown, New Jersey; Philadelphia and Pittsburgh, Pennsylvania; St. Louis, Missouri; Washington D.C.; Cleveland, Ohio; Detroit, Michigan; Miami, Florida; Los Angeles, California and Richmond, Virginia. The Company also has international representatives in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, North Africa, the Philippines, Poland, South Africa, Turkey and West Africa.

The Company operated a full service branch and its only branch at its headquarters in Hartford until March 31, 1999 at which time the Company consummated the sale of its main branch premises and all of its checking, savings and money market accounts. The Company currently obtains funding from retail and brokered certificate of deposit accounts, commercial paper conduits and loan securitizations and sales. The Company's primary revenues are derived from net interest income and the origination and sale, on a servicing retained basis, of commercial loans. The Company began securitizing and selling commercial loans and portions thereof in 1998 and has completed seven loan securitizations through December 31, 2000.

The Bank is a national leader in the use of loan guarantee programs offered by the U.S. Small Business Administration ("SBA"), the U.S. Department of Agriculture ("USDA") and the Export-Import Bank of the United States ("Ex-Im Bank"). Continued availability of such loan guarantees are dependent upon timely and adequate federal budget appropriations. Each of these federal programs is funded through September 2001, but there can be no assurance of sufficient budgetary allocations to allow a continuation of such programs in substantially their current form.

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the results of operations for the period. Notwithstanding this diligence, such estimates are particularly sensitive to the economic environment and can be significantly affected by changing economic conditions affecting the value of the collateral, interest rates, borrowers' financial position, market conditions and other factors. Material estimates in these consolidated financial statements relate to the estimated lives, market rates for discounting of expected cash flows and expected losses of loans sold or securitized where servicing has been retained and, in certain cases, interest rate mismatches, as well as the allowance and provision for possible loan losses and the valuation of other real estate owned ("OREO"). Assumptions utilized in accounting for the loan sales and securitizations are periodically compared to actual and projected results and adjustments made as appropriate. Market conditions are evaluated and independent appraisals of collateral are obtained by management as needed in the process of setting the estimates. Accordingly, actual cash flows or the timing of the cash flows could differ significantly from the expected cash flows projected using these estimates, including the estimates of servicing assets and other retained interests, loan losses and OREO valuation.

INVESTMENT SECURITIES

Securities that may be sold as part of the Company's asset/liability or liquidity management, or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity. Debt securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on the sales of all investment securities are reported in earnings and computed using the specific identification cost basis. Declines in the market value of investment securities that are deemed to be other than temporary are charged to income. See also Securitizations and Loan Sales.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

The Company is the sole investor in certain "Special Purpose Entities" ("SPE's") that meet certain specific criteria under Statement of Financial Accounting Standards ("SFAS") No. 125 and therefore are not consolidated with the Company's financial statements. A qualifying special purpose entity is a corporation whose activities are permanently restricted to holding title to the assets transferred, issuing beneficial interests in the assets transferred and collecting and distributing proceeds from the transferred assets to the beneficial interest holders. It also must have a standing at law distinct from the transferor. The Company has accounted for these entities under the equity method. See Note 4. The Company has sold loans to these SPE's since 1998 which qualify for gain treatment under the accounting literature. The Company is carrying as investments available for sale, Interest-Only ("I/O") securities arising from the sale of loans to these entities totaling $3.7 million and $3.5 million as of December 31, 2000 and 1999, respectively.

LOANS

Loans are stated at their principal amount outstanding. Interest income on loans is recognized on the simple interest method based upon the principal amount outstanding.

Receivable from loans sold and gain on commercial loan sales are attributable to the sale of commercial loans which have been at least partially guaranteed by the SBA, the USDA or Ex-Im Bank as well as the sale of unguaranteed commercial loans. Transactions are generally settled within 30 days of the sale. The gain on the sale of a portion of a loan is based on the relative fair market values of the loan sold and the loan retained.

The discount on retained loans, which relates to the retained portion of the unguaranteed portion of SBA and USDA loans, is reflected as a reduction of loans in the consolidated balance sheet. The discount is amortized into interest income over the estimated life of the retained loan on an effective interest method.

LOANS HELD FOR SALE

The Company classifies loans for which it intends to sell as loans held for sale and carries them at the lower of cost or market based on the aggregate value of the portfolio.

LOAN ORIGINATION FEES (COSTS)

Fees received for loan originations and commitments, and related origination costs, are deferred and recognized as a yield adjustment utilizing the effective interest method over the contractual life of the related loan, adjusted for prepayment and sales.

PROVISION/ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Company evaluates the collectibility of collateral-dependent impaired loans based on the estimated net realizable value of the collateral. If the Company were to have non-collateral impaired loans, the collectibility would be based on the present value of expected future cash flows discounted at the historical effective interest rate. Smaller-balance homogeneous loans consisting of residential mortgages and consumer loans are evaluated for collectibility by the Company based on historical loss experience rather than on an individual loan-by-loan basis. The Company evaluates all other impaired loans on an individual loan-by-loan basis; it does not aggregate impaired loans into major risk classifications. The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. An insignificant delay of under 60 days or a 10% shortfall in the amount of the payment is not an event that, when considered in isolation, would automatically cause the Company to consider a loan to be impaired. The Company places a loan on nonaccrual status when it is 90 days or more past due or when, in management's assessment, the full collectibility of principal and interest is uncertain. Except for certain restructured loans, impaired loans are loans that are on nonaccrual status.

When an impaired loan or a portion of an impaired loan is deemed uncollectible, the portion deemed uncollectible is charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance. The Company either recognizes interest income on impaired loans on a cash basis or reflects a recapture of principal for all payments received. The Company reverses any accrued interest income at the date of determination.

Management determines the adequacy of its allowance for possible loan losses primarily through periodic reviews of the loan portfolio, loan delinquencies, collateral on loans and past payment history adjusted for such factors as known changes in the character of the loan portfolio and current economic conditions. Consideration is also given to anticipated economic conditions, as well as other relevant factors in establishing the allowance. The allowance is increased by provisions for loan losses charged to income and decreased by charge-offs, net of recoveries.

SECURITIZATIONS AND LOAN SALES

The Company securitizes and sells certain unguaranteed commercial loans and the unguaranteed portion of certain guaranteed commercial loans. In connection with these transactions, the Company records a gain which is based on the fair market value of the assets securitized, including retained interests. The Company will generally retain one or more of the following "retained interests" in the securitized assets: interest-only strips, subordinated certificates and interests, servicing assets and cash reserve accounts. Initial estimates of fair values of such retained interests are derived from cash flow models, using assumptions such as expected losses, prepayment speeds, discount rates, the excess spreads and earnings on principal cash accounts, all based on the cash-out method.

A portion of the gain on loans securitized and commercial loan sales is due to a servicing asset which represents the present value of the differential between the contractual servicing fee received by the Company and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments. The discounted future cash flows received in excess of the contractual servicing fee are classified as an "Interest-Only (I/O) security." For certain of its securitizations, the Company is required to make an initial deposit to a cash spread account which, along with excess cash flows from the underlying loans, serve as credit enhancements to the bondholders.

Effective October 1, 2000, the Company adopted EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which requires that estimated cash flows be discounted at a market rate to determine impairment.

The servicing assets are amortized as a charge to non-interest income over the estimated lives of the underlying loans on an effective interest method. The I/O and any initial deposit to the cash spread accounts accrete earnings based on the yield of the effective interest rate and are reduced as excess cash is returned to the Bank. Subsequent to the securitization, the retained interests are carried at fair value. To obtain fair values, quoted market prices are used if available. If fair value quotes are unavailable, the Company estimates fair value based on the present value of future cash flows expected based on key assumptions (i.e., credit loss, prepayment speed, interest rates) and compares actual performance to the expected performance of the related loan securitization pool. Estimated cash flows are discounted at a market rate. Subordinated certificates, interest-only strips and cash spread account deposits are classified as investments available-for-sale.

Actual prepayment rates may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of these factors varies depending on the types of loans and structure of the securitization. Estimated prepayment rates are based on historical rates, prepayment and management's expectations of future prepayments as supported by market studies, and, while management believes that the term of amortization and market interest rate on the variable rate loans somewhat reduce the prepayment risk, there can be no assurance that management's prepayment estimates are accurate. If the actual prepayment rate, actual losses for loans sold, interest rate differentials between the underlying loans and the bonds, or the estimated market discount rates are unfavorably different than projected at the time such loans were sold, the carrying value of the retained interests may be considered impaired and be reduced by a charge to earnings. If the actual prepayment rate, loan losses and other variables for loan portfolios sold on a servicing retained basis are more favorable than estimated, the carrying value of the retained interests is not increased through earnings, although the total future cash flow income and resultant yields would exceed previously estimated amounts.

Retained interests are categorized and analyzed by pools of related loans with the aggregate of each of the guaranteed portion of SBA, USDA and Ex-Im loans sold considered as individual pools. Each of the securitizations is considered a separate pool and loan sales to sales facilities are pooled by type such as revolver, term or SBA unguaranteed loans.

OTHER REAL ESTATE OWNED

Other real estate owned, representing property acquired by foreclosure or acceptance of a deed in lieu of foreclosure, is carried at the lower of the unpaid loan balance at the date of acquisition or fair value less estimated disposal costs. Improvements are capitalized to the extent realizable. Holding and selling costs are expensed as incurred.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the period of the related lease and renewal options as deemed appropriate. Costs of maintenance and repairs are expensed, while major improvements are capitalized. Software development costs for internal use programs for operations are capitalized and depreciated over the useful lives. Costs of staff training and data conversion are expensed as incurred.

INCOME TAXES

Income taxes are provided based on the asset/liability method of accounting. Deferred income taxes and tax benefits are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized.

EARNINGS PER SHARE

Earnings per share for all periods presented have been calculated in accordance with SFAS No. 128, "Earnings Per Share" which requires the presentation of basic and diluted earnings per share. Basic earnings per share is determined based on the weighted average shares outstanding, while diluted earnings per share reflects the potential dilution that could occur if in-the-money options to issue common stock were exercised.

STOCK OPTION PLANS

The Company has chosen not to adopt fair value accounting for stock based compensation and continues to employ intrinsic value accounting for its option plans as detailed in Note 11. Certain disclosures as if fair value accounting had been adopted, including pro forma net income and earnings per share, have been made in these financial statements.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods or terms of less than 30 days.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting comprehensive income, defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income is comprised of net income and the unrealized holding gain (loss) on investments classified as available-for-sale (see Note
16).

SEGMENT INFORMATION

The Company adopted in 1999 SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. (See Note 15.)

RECLASSIFICATIONS

Certain amounts from 1999 and 1998 have been reclassified to conform to the 2000 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133/137/138
In June 1998, the FASB issued No. 133 "Accounting for Derivative Instruments and Hedging Activities," which implementation date was extended by SFAS No. 137 and details clarified by SFAS No. 138 and is effective for the Company's financial statements beginning in the first quarter 2001. These statements establish accounting and reporting standards for derivative instruments and for hedging activities, and require that all derivatives be recognized as either assets or liabilities in the entity's balance sheet and be measured at fair value. Changes in the fair value of the derivative instruments are to be recognized depending on the intended use of the derivative and whether or not it has been designated as a hedge. The future implementation is not expected to have a significant impact upon the Company's financial position, results of operations or cash flows.

SFAS No. 140
In September 2000, the FASB issued No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

Certain provisions of the statement related to disclosure of collateral and securitization transactions became effective for the Company's December 31, 2000 year end reporting and had no impact on the financial statements. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001.

Based on current circumstances and after consideration of planned revisions to existing commercial paper facility agreements to conform them to the requirements of SFAS No. 140, management believes the application of the new rules will not have a material impact on the Company's results of operations, financial position or cash flows. The new rules do not impact the existing securitizations which were all completed prior to March 31, 2001.

3. INVESTMENT SECURITIES

Securities classified as available-for-sale (carried at fair value) and as held to maturity (carried at amortized cost) as of December 31, 2000 and 1999 are as follows:


                                                                                      GROSS              GROSS           ESTIMATED
                                                                   AMORTIZED       UNREALIZED         UNREALIZED            FAIR
                                                                     COST             GAINS              LOSSES             VALUE
                                                                     ----             -----              ------             -----
                                                                                   (dollars in
                                                                                    thousands)
DECEMBER 31, 2000
AVAILABLE FOR SALE
U.S. Treasury and agency obligations .....................          $ 13,361          $     21           $    (11)          $ 13,371
State and municipal obligations ..........................               682                --                (10)               672
Mutual funds .............................................                41                --                 --                 41
Bank certificates of deposit .............................             2,000                --                 --              2,000
Commercial loan-backed securities ........................             7,483               541               (201)             7,823
Retained interests .......................................            33,250               130               (676)            32,704
                                                                    --------          --------           --------           --------
                                                                    $ 56,817          $    692           $   (898)          $ 56,611
                                                                    ========          ========           ========           ========
HELD TO MATURITY
U.S. government mortgage-backed securities ...............          $    156          $      4           $     --           $    160
Debt securities of foreign governments ...................               625                --                 --                625
                                                                    --------          --------           --------           --------
                                                                    $    781          $      4           $     --           $    785
                                                                    ========          ========           ========           ========
DECEMBER 31, 1999
AVAILABLE FOR SALE

U.S. Treasury obligations ................................          $ 10,453          $     --           $    (79)          $ 10,374
State and municipal obligations ..........................               237                --                (25)               212
Mutual funds .............................................                29                --                 --                 29
Commercial loan-backed securities ........................             8,515               737               (371)             8,881
Retained interests .......................................            21,588                --                (72)            21,516
                                                                    --------          --------           --------           --------
                                                                    $ 40,822          $    737           $   (547)          $ 41,012
                                                                    ========          ========           ========           ========
HELD TO MATURITY
U.S. government mortgage-backed securities ...............          $    540          $     --           $     (4)          $    536
Debt securities of foreign governments ...................               625                --                 --                625
                                                                    --------          --------           --------           --------
                                                                    $  1,165          $     --           $     (4)          $  1,161
                                                                    ========          ========           ========           ========

                                                               DECEMBER 31,
                                                         -------------------------
                                                            2000          1999
                                                         -----------   -----------
                                                           (dollars in thousands)
STOCK SECURITIES
Federal Home Loan Bank of Boston (FHLBB) at cost              $ 822         $ 822
Private Export Funding Corporation (PEFCO) at cost              987           987
                                                            -------       -------
                                                            $ 1,809       $ 1,809
                                                            =======       =======


The Company is required to hold a common stock investment in the FHLBB based on borrowings from the FHLBB (Note 9). The Company sells Ex-Im Bank guaranteed loans to PEFCO on a servicing-retained basis and holds common stock in PEFCO, a portion of which is pledged to PEFCO to support the Company's servicing duties.

At December 31, 2000 and 1999, investments with a carrying value of $16.1 million and $11.8 million, respectively, were pledged to collateralize public and government deposits, as required by law, and certain of the Bank's lines of credit. In 2000 the Bank sold a junior bond from a 1998 securitization transaction with a carrying value of $1.2 million and recorded a gain of $204,000. During 1999 the Bank sold three debt securities with a carrying value of $8.3 million recording gains aggregating $416,000.

The contractual maturities of debt securities at December 31, 2000 and 1999 are as follows:

                                                        DECEMBER 31, 2000                             DECEMBER 31, 1999
                                             -----------------------------------------      -------------------------------------
                                                                              WEIGHTED                                    WEIGHTED
                                             AMORTIZED         FAIR           AVERAGE       AMORTIZED        FAIR          AVERAGE
                                                COST          VALUE            YIELD          COST          VALUE           YIELD
                                                ----          -----            -----          ----          -----           -----
AVAILABLE FOR SALE                             (dollars in thousands)                       (dollars in thousands)
Due in one year or less .............         $ 6,034         $ 6,036           5.52%       $ 6,529         $ 6,516          5.64%
Due after five years
     through ten years ..............           4,000           4,007           8.10%            --              --          0.00%
Due after ten years .................           2,332           2,334           7.51%           237             212          6.24%
Retained interests ..................          33,250          32,704          12.94%        21,588          21,516          9.74%
Mortgage-backed securities ..........          11,201          11,530          10.50%        12,468          12,768          8.12%
                                              -------         -------        -------        -------         -------       -------
                                              $56,817         $56,611           9.93%       $40,822         $41,012          8.61%
                                              =======         =======        =======        =======         =======       =======
HELD TO MATURITY
Due after one year
     through five years .............         $   100         $   100           8.25%       $   100         $   100          7.00%
Due after five years
     through ten years ..............             525             525           7.46%           525             525          7.45%
Mortgage-backed securities ..........             156             160           7.30%           540             536          6.43%
                                              -------         -------        -------        -------         -------       -------
                                              $   781         $   785           7.53%       $ 1,165         $ 1,161          6.94%
                                              =======         =======        =======        =======         =======       =======


RETAINED INTERESTS

Retained interests include cash spread accounts and interest-only strips associated with the securitizations completed to date and are included in the Company's available-for-sale investment portfolio.

The Bank has completed seven commercial loan securitization transactions and various other sales to commercial paper conduits and to other sales facilities since 1998.

Certain information as of December 31, 2000 related to the Company's loan securitizations is as follows:


                                                            SECURITIZATIONS
                                                      -------------------------
                                                      UNGUARANTEED
                                                          SBA            TERM
                                                         LOANS           LOANS
                                                         -----           -----
                                                        (dollars in thousands)
Aggregate loan balances securitized sold to date..      $129,322       $195,000
Loan balances outstanding at year end ............      $107,695       $157,427
Investment in subordinated notes at year end .....      $  2,419       $  5,404
Retained interests at year end ...................      $ 10,547       $ 18,437
90+ day delinquencies at year end ................          3.20%          2.06%
Cumulative loan losses, net of recoveries ........          1.09%          0.59%


Delinquencies and loss ratios are calculated as a weighted average percentage of the original securitized loans. Delinquencies were reviewed and any expected losses were considered in the modeled cash flows for the securitizations.

Certain cash flows received from securitization trusts and other related data for the year ended December 31, 2000 are as follows:


                                                             SECURITIZATIONS
                                                     --------------------------
                                                     UNGUARANTEED
                                                          SBA            TERM
                                                         LOANS           LOANS
                                                         -----           -----
                                                         (dollars in thousands)
Proceeds from new securitizations ............          $59,570          $65,000
Gain on securitizations ......................          $ 4,350          $   637
Servicing fees received ......................          $   312          $   625


The Company completed two securitizations of Unguaranteed SBA Loans and a securitization of Term Loans in 2000. The initial fair value of the retained interests and gains for these loan securitizations assumed a constant prepayment rate of 8%. Average cumulative losses utilized on the Unguaranteed SBA and Term Loan securitizations were 6.83% and 4.25%, respectively, while the effective discount rates averaged 13.13% and 8.68%, respectively.

The Company tests for impairment of retained interests quarterly. Prior to October 1, 2000, in accordance with EITF 89-4 "Accounting for a Purchased Investment in a Collateralized Mortgage" and EITF 93-18 "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate," the Company's historical quarterly impairment test included the application of a risk free rate to estimated cash flows.

Effective October 1, 2000, the Company adopted EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which requires the discounting of estimated cash flows at a market rate. The cumulative effect of the accounting change was $2.7 million, net of a tax benefit of $1.0 million. The early adoption of EITF 99-20 was made to reflect the impact of the softer market for such retained interests in 2000.

During the fourth quarter of 2000, the market perception of the value of retained interests continued to decline, due in part to increased concerns over the effect of our economic slowdown on asset quality. Therefore, in order to reflect the current market rates on the I/O's, the estimated discount rate was set on a prospective basis to provide a margin of 50 or 100 basis points above the most junior bond in the securitization, depending on the credit enhancement available to the junior-most bondholder.

The weighted average discount rates used for securitization-related retained interests was 12.79%, following the changes in accounting. These changes, absent any future impairment in projected cash flows, will serve in future reporting periods to increase the yield on the remaining $29.0 million of such retained interests.

These changes in the estimate of the fair value of such retained interests, effected by the change in the discount rate, resulted in a charge to non-interest income of $754,000 which reduced net income before the cumulative effect by $471,000, and the cumulative effect of the accounting change as of October 1, 2000 of $1.7 million, net of taxes. Combined, the overall decline in fair value of retained interests reduced the Company's net income by $2.2 million and basic and diluted earnings per share each by $.26 for the year ended December 31, 2000.

Key assumptions used to test for impairment of securitization-related retained interests at December 31, 2000 are as follows:

                                                             SECURITIZATIONS
                                                       -------------------------
                                                       UNGUARANTEED        TERM
                                                         SBA LOANS         LOANS
                                                         ---------         -----
Annual prepayment speeds, earlier
   to later years ranging from .................          9-5.5%          8-5.5%
Aggregate expected credit losses ...............           6.85%           3.93%
Effective discount rate for cash flows .........          13.13%          12.56%


At December 31, 2000, key economic assumptions and the sensitivity of the current carrying values of residual cash flows on retained interests on securitizations to immediate adverse changes in those assumptions follow:

                                                             SECURITIZATIONS
                                                        -------------------------
                                                        UNGUARANTEED       TERM
                                                          SBA LOANS        LOANS
                                                          ---------        -----
                                                          (dollars in thousands)
Fair value of retained interests ..................      $ 10,547        $ 18,437
Weighted-average life (in months) .................           160             138

PREPAYMENT SPEED ASSUMPTION (RANGE OF ANNUAL RATES)        9-5.5%          8-5.5%
    Decline in fair value of 10% increase .........      $   (306)       $   (225)
    Decline in fair value of 20% increase .........      $   (612)       $   (460)

EXPECTED CREDIT LOSSES (AGGREGATE RATE) ...........          6.85%           3.93%
    Decline in fair value of 10% increase .........      $   (538)       $   (523)
    Decline in fair value of 20% increase .........      $ (1,056)       $ (1,018)

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL RATE) ...         13.13%          12.56%
    Decline in fair value of 1.00% increase .......      $   (264)       $   (638)
    Decline in fair value of 2.00% increase .......      $   (441)       $ (1,294)



Changes in the base interest rates on the securitized unguaranteed SBA loans give rise to minimal impact to the fair value as these loans are predominantly variable and the bonds also bear interest at a variable rate. The term loan securitizations have variable rate bonds but are collateralized by some fixed rate loans.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is generally calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The Company, through two SPE's, has commercial paper conduit facilities to fund the purchase of revolving lines of credit and certain other international and commercial term loans. As discussed in Notes 2 and 4, these subsidiaries are not consolidated with the accounts of the Company. The Company's investment in such consolidated subsidiaries totals $19.8 million at December 31, 2000 and servicing income recognized during 2000 aggregated $268,000. Since 1998, loans totaling $259.9 million have been sold to such SPE's, and at December 31, 2000 the outstanding balances of such loans totaled $98.5 million. Loans delinquent 90 days or more at December 31, 2000 totaled $639,000 or less than 0.7% of total loans outstanding. The subsidiaries recognized net credit losses of $1.3 million or 1.25% of the average outstanding balance for the year ended December 31, 2000. The subsidiaries have an allowance for loan losses of $2.6 million at December 31, 2000.

During the year ended December 31, 2000 the weighted average key assumptions used to determine the initial fair value of retained interests and gains on loan sales to the commercial paper facilities include annual prepayments ranging between 7.5 to 12%, expected aggregate credit losses ranging from 1.4 to 5.4% and a weighted average effective discount rate of 14.67%.

At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows on retained interests in the commercial paper facilities to immediate adverse changes in those assumptions follow:

                                                                      COMMERCIAL
                                                                   PAPER FACILITIES
                                                                   ----------------
                                                                 (dollars in thousands)
FAIR VALUE OF INTEREST-ONLY STRIP ............................         $ 3,720

PREPAYMENT SPEED ASSUMPTION (AVERAGE ANNUAL RATE) ............               8%
    Decline in fair value using 10% ..........................         $  (226)
    Decline in fair value using 12% ..........................         $  (437)

EXPECTED CREDIT LOSSES (AGGREGATE RATE) ......................            2.60%
    Decline in fair value using 3.60% ........................         $  (986)
    Decline in fair value using 4.60% ........................         $(1,972)

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL RATE) ..............           14.15%
    Decline in fair value using 16.15% .......................         $  (276)
    Decline in fair value using 18.15% .......................         $  (470)


As noted previously, these sensitivities are hypothetical and should be used with caution.

4.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Summarized combined balance sheets for these entities as of December 31, 2000 and 1999 and statements of operations for the years ended December 31, 2000 and 1999 are presented below and are reflected net of applicable federal and state income taxes. There was no operating activity in these subsidiaries for 1998 since the initial sale to these facilities was consummated in late December 1998.

CONDENSED BALANCE SHEETS
As of December 31,
                                                            2000          1999
                                                          --------      --------
                                                          (dollars in thousands)
ASSETS
Cash ...............................................      $  5,892      $  2,011
Loans, net .........................................        95,966       109,178
Accrued interest receivable ........................           876           503
                                                          --------      --------
     Total assets ..................................      $102,734      $111,692
                                                          ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Borrowings .........................................      $ 81,889      $ 95,754
Accrued interest payable ...........................         1,087           661
                                                          --------      --------
       Total liabilities ...........................        82,976        96,415

Stockholder's equity:
Common stock and paid in capital ...................        18,580        14,942
Retained earnings ..................................         1,178           335
                                                          --------      --------
     Total stockholder's equity ....................      $ 19,758      $ 15,277
                                                          --------      --------
                                                          --------      --------
     Total liabilities and stockholder's equity ....      $102,734      $111,692
                                                          ========      ========



CONDENSED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

                                                            2000          1999
                                                          --------      --------
                                                          (dollars in thousands)
INTEREST INCOME:
Loans, including net fees ..........................      $  7,871      $  2,741
Investments ........................................           335            --
                                                          --------      --------
                 Total interest income .............         8,206         2,741

INTEREST EXPENSE:
Interest on borrowings .............................         6,124         2,094
Expense from interest rate swap, net ...............            49            40
                                                          --------      --------
                 Total interest expense ............         6,173         2,134
                                                          --------      --------
                 Net interest income ...............         2,033           607
Non interest operating expenses ....................            90            48
                                                          --------      --------
              Income before taxes ..................         1,943           559
          Provision for income taxes ...............           729           224
                                                          --------      --------
     Net income ....................................      $  1,214      $    335
                                                          ========      ========


In connection with the sales of revolving commercial loans, one of these Bank subsidiaries entered into a Prime/Libor basis swap with notional balances of $57,000,000 as of December 31, 2000 and $28,000,000 as of December 31, 1999 to
mitigate the basis risk inherent in the transaction. The swap provides for net settlement on a monthly basis, which is recorded as an adjustment to net interest income. The net cost of the swap for the years ended December 31, 2000 and 1999 was $49,000 and $40,000, respectively, and is included in the expenses of the related unconsolidated subsidiary.

5. LOANS

The outstanding balances of loans originated and held by the Company as of December 31 are as follows:


                                                       2000              1999
                                                       ----              ----
                                                       (dollars in thousands)
PORTFOLIO LOANS

Other commercial ...........................        $  59,845         $  27,205
Commercial real estate .....................            3,581            35,998
Ex-Im Bank .................................            9,943            15,558
Privately insured term and import ..........           20,635            23,537
Residential real estate ....................            1,720             1,827
Consumer loans and lines of credit .........              413               629
                                                    ---------         ---------
      Total portfolio loans ................        $  96,137         $ 104,754
                                                    ---------         ---------

LOANS HELD FOR SALE
Other commercial ...........................        $  46,525         $  37,813
Commercial real estate .....................            8,421             6,068
Privately insured term and import ..........              134               393
Consumer loans and lines of credit .........              299               312
                                                    ---------         ---------
      Total held for sale loans ............        $  55,379         $  44,586
                                                    ---------         ---------

Less: Allowance for loan losses ............        $   5,550         $   4,550
      Discount on retained loans ...........            3,897             3,371
      Net deferred loan origination cost ...             (156)              (16)
                                                    ---------         ---------
      Loans, net ...........................        $ 142,225         $ 141,435
                                                    =========         =========


At December 31, 2000, the Company had fixed and variable rate loans with maturities greater than one year totaling $7,619,000 and $78,295,000, respectively.

The scheduled maturities of the Company's loan portfolio as of December 31, 2000 are as follows:


                                                       AFTER ONE
                                         WITHIN ONE   YEAR THROUGH   AFTER FIVE
                                            YEAR       FIVE YEARS      YEARS          TOTAL
                                            ----       ----------      -----          -----
                                                          (dollars in thousands)
Other commercial ...................      $ 43,690      $  2,560      $ 60,120      $106,370
Commercial real estate .............         1,041           457        10,504        12,002
Ex-Im Bank .........................         6,851         3,092            --         9,943
Privately insured term and import ..        13,924         6,845            --        20,769
Residential real estate ............            20           250         1,450         1,720
Consumer loans and lines of credit .            76            10           626           712
                                          --------      --------      --------      --------
                                          $ 65,602      $ 13,214      $ 72,700      $151,516
                                          ========      ========      ========      ========


Changes in the allowance for possible loan losses were as follows:


                                                        DECEMBER 31,
                                            -----------------------------------
                                              2000          1999          1998
                                            -------       -------       -------
                                                    (dollars in thousands)
Balance at beginning of period .......      $ 4,550       $ 4,000       $ 3,100
     Provision charged to income .....        3,595         3,019         3,071
     Recoveries on loans
          previously charged off .....          245            80           153
     Loans charged off ...............       (2,840)       (2,549)       (2,324)
                                            -------       -------       -------
          Balance at end of period ...      $ 5,550       $ 4,550       $ 4,000
                                            =======       =======       =======


Certain information with regard to impaired loans is detailed below:


                                                               DECEMBER 31,
                                                          ----------------------
                                                           2000            1999
                                                          ------          ------
                                                          (dollars in thousands)
Impaired loans with a valuation allowance ......          $4,162          $3,168
Allocated allowance ............................          $  700          $  658
Average recorded investment ....................          $3,190          $3,064
Interest income recognized .....................          $  110          $  228
Commitment to lend additional funds ............          $   --          $   --


The carrying value of the impaired loans has been calculated based on the estimated fair value of the underlying collateral.

Nonaccrual loans totaled $4,162,000 and $4,958,000 at December 31, 2000 and 1999, respectively. The gross interest income that would have been recorded if the non-accrual loans had been current in accordance with their original terms would have been $545,000, $312,000 and $176,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The actual amount of interest income recognized on those loans was $110,000, $243,000 and $160,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Loans to principal stockholders, directors, companies of which directors are principal owners, individuals directly related to or affiliated with directors, and executive officers aggregated $188,000 and $194,000 at December 31, 2000 and 1999, respectively. During 2000, repayments totaled $6,000 and no advances were made.

In the normal course of business, the Bank enters into agreements to extend credit which are not reflected in the accompanying consolidated financial statements.

Such outstanding credit commitments are detailed below:


                                                             DECEMBER 31,
                                                      --------------------------
                                                        2000              1999
                                                        ----              ----
                                                        (dollars in thousands)
Commercial lines of credit .................          $108,515          $100,788
Consumer lines of credit ...................               602             1,007
Performance letters of credit ..............             7,639             9,615
Financial letters of credit ................            13,671            13,453
Commercial letters of credit ...............             7,100            16,199
                                                      --------          --------
Total commitments ..........................          $137,527           141,062
                                                      --------          --------


At December 31, 2000 and 1999, letters of credit totaling $20,088,000 and $26,951,000, respectively, carry the guarantee of Ex-Im Bank.

Commitments to extend such credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since some of the agreements may expire without being drawn upon or may be terminated by the Bank, these amounts do not necessarily represent a future cash requirement of the Bank. Prior to entering into any agreement to extend credit, the Bank evaluates the client's creditworthiness in accordance with loan underwriting standards as approved by the Board of Directors. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the client. Collateral for commercial loan commitments varies but may include accounts receivable, inventory, property, plant and equipment and commercial real estate.

Although the Bank's maximum exposure to credit loss is the total contract amount of the commitments and letters of credit noted above, management does not anticipate any material losses as a result of these agreements and does not consider them to represent an undue level of credit, interest or liquidity risk for the Bank.

The Bank specializes in lending to small and medium size industrial enterprises and professional firms throughout the U.S. and in international emerging markets. Approximately 22% of the loans outstanding have been made to borrowers located in Connecticut. Such loans and loan commitments are generally collateralized by real estate or other assets.

The Bank's loans to companies in various international emerging markets are U.
S. dollar denominated loans and are either (i) 100% or 90% guaranteed by Ex-Im Bank and sold at origination on a non-recourse, servicing retained basis or,
(ii) insured by a privately issued credit insurance policy which provides coverage of up to 90% of the commercial risk of the transaction.

Gains on the sale of these loans and the related servicing income in aggregate, and by significant country, is detailed below.


                                            FOR THE YEARS ENDED DECEMBER 31,
                              ----------------------------------------------------------------
                                  GAINS FROM LOAN SALES                 SERVICING INCOME
                              ----------------------------        ----------------------------
                              2000        1999        1998        2000        1999        1998
                              ----        ----        ----        ----        ----        ----
                                                  (dollars in thousands)
All International ....      $3,166      $1,716      $2,274      $  779      $  193      $  448
Argentina ............          --         277          --          49          11          --
Brazil ...............         450         324         873         261          80         284
Dominican Republic ...          --          --         320          --          --           9
Ghana ................       1,111         314          --         124           3          --
Mexico ...............         311         208          --          91          21          --
Philippines ..........         357          --         275          58          --           7
Turkey ...............          --         224          --          48          11          --


No other countries account for a significant portion of gain on loan sales or servicing income.

Loans held by the Bank to borrowers located outside the U.S. totaled $21,044,000 and $30,649,000 at December 31, 2000 and 1999, respectively.

The Company reported total revenues from the gain on loan sales, interest income and loan servicing income from loans made to companies located outside the U.S. in the aggregate amounts of $7,034,000, $4,439,000 and $4,242,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company does not have any assets or employees located outside of the U. S.

LOANS SERVICED FOR OTHERS

The outstanding balances of loans originated by the Company and sold to others on a servicing retained basis are as follows:

                                                              DECEMBER 31,
                                                        2000              1999
                                                        ----              ----
                                                        (dollars in thousands)
GUARANTEED LOANS:
SBA ........................................        $  344,867        $  292,204
USDA .......................................           137,197           114,775
Ex-Im Bank .................................           147,866           129,518
FHLMC ......................................               428               443
                                                    ----------        ----------
                                                       630,358           536,940
                                                    ----------        ----------
UNGUARANTEED PORTIONS
AND UNGUARANTEED LOANS:
SBA ........................................            30,154            38,024
USDA .......................................             5,219             5,310
Securitized unguaranteed SBA and term ......           265,122           210,764
Commercial paper conduit facilities ........            98,599            70,374
Other commercial ...........................            82,671            63,836
Home equity lines ..........................             1,001             1,504
                                                    ----------        ----------
                                                       482,766           389,812
                                                    ----------        ----------
                                                    ----------        ----------
Total loans serviced for others ............        $1,113,124        $  926,752
                                                    ----------        ----------


6.  PREMISES, EQUIPMENT AND LEASES


                                                                DECEMBER 31,
                                                          ----------------------
                                                            2000            1999
                                                            ----            ----
                                                           (dollars in thousands)
Buildings and leasehold improvements ...........          $3,065          $2,824
Furniture, fixtures, and equipment .............           6,228           5,480
                                                          ------          ------
                                                           9,293           8,304
Less: Accumulated depreciation

      and amortization .........................           4,745           3,978
                                                          ------          ------
                                                          $4,548          $4,326
                                                          ======          ======


The Company leases its corporate offices in Hartford, Connecticut and other facilities for its U.S. representative offices. Each of the leases provides for minimum and contingent rentals and include renewal options. Total rental expense for the years ended December 31, 2000, 1999 and 1998 was $1,684,000, $1,494,000
and $1,279,000, respectively.

Minimum future obligations for premises under noncancelable leases are as follows:


 YEAR END          OPERATING LEASES
-----------        -----------------
                 (dollars in thousands)
   2001                     $ 1,711
   2002                       1,779
   2003                       1,854
   2004                       1,935
   2005                       1,973
Thereafter                    2,034
                           --------
                           $ 11,286
                           ========



7. SERVICING ASSETS


                                                    AT DECEMBER 31,
                                               ----------------------
                                                 2000         1999
                                               -------      -------
                                              (dollars in thousands)
SERVICING ASSET
     SBA ................................      $18,978      $13,408
     USDA ...............................       10,643        6,835
     Ex-Im short and medium term ........        3,708        2,858
     Commercial loan securitizations ....          855          419
     Commercial paper sales facilities ..        1,705        1,240
     Other commercial ...................           73           63
                                               -------      -------
          Total servicing asset .........      $35,962      $24,823
                                               =======      =======


Servicing assets recognized on all loans sold and servicing assets amortized during the year ended December 31, 2000 were $14.8 million and $3.7 million, respectively. Servicing assets recognized on securitized loans and sales facilities' loans and servicing assets amortized during the year ended December 31, 2000 aggregated $1.5 million and $600,000, respectively. The Company has no servicing liabilities.

8. DEPOSITS


                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                       2000                       1999
                                              ------------------------    -----------------------
                                                              WEIGHTED                   WEIGHTED
                                                               AVERAGE                    AVERAGE
                                               AMOUNT           RATE        AMOUNT          RATE
                                               ------           ----        ------          ----
                                                              (dollars in thousands)
Non-interest bearing checking ..........      $ 11,315             --     $ 10,627             --
Savings accounts .......................         4,061           1.06%       3,340           2.30%
Time deposits under $100,000 ...........        11,664           6.06%      21,751           4.97%
Time deposits $100,000 or more .........        12,230           6.13%      17,380           5.28%
Brokered certificates of deposit........       257,917           6.81%     213,202           6.04%
                                              --------           ----     --------           ----
           Total deposits ..............      $297,187           6.41%    $266,300           5.62%
                                              ========           ====     ========           ====


                                                             DECEMBER 31,
                                                      --------------------------
TIME DEPOSIT MATURITIES                                 2000              1999
                                                      --------          --------
                                                        (dollars in thousands)
TIME DEPOSITS MATURING WITHIN:
1 year .....................................          $280,050          $250,143
2 years ....................................               738             1,189
3 years ....................................               454               297
4 years ....................................               254               278
5 years ....................................               315               426
                                                      --------          --------
       Total time deposits .................          $281,811          $252,333
                                                      ========          ========


MATURITY PERIOD OF TIME
DEPOSITS OVER $100,000


                                                                 DECEMBER 31, 2000
                                                                 -----------------
                                                               (dollars in thousands)
Three months or less .....................................              $ 94,855
Over three though six months .............................               160,420
Over six through twelve months ...........................                14,088
Over one year ............................................                   784
                                                                        --------
Total time deposits over $100,000 ........................              $270,147
                                                                        ========

9.  FUNDING SOURCES

WAREHOUSE CREDIT LINE AND SALE FACILITY

The Bank previously had a combined $75 million warehouse line of credit and sale facility with Prudential Securities Credit Corporation ("Prudential") to fund or purchase commercial (non-government guaranteed) loan originations that also permitted the Bank to sell loans to a qualified Special Purpose Entity ("SPE"). Prudential has exited this line of business and the Bank allowed the facility to expire without extension in December 2000. $17.8 million of loans that collateralized this facility were put back to the SPE and the outstanding borrowings of $14.3 million were repaid by December 31, 2000.

COMMERCIAL LOAN CONDUITS

The Company, through an SPE, has a $95 million commercial paper conduit facility with First Union Securities, Inc. ("First Union") to fund the purchase of revolving lines of credit and certain other international and commercial loans. During 2000, $67 million of loans were sold under this facility. Advances under the facility are at an interest rate of one-month LIBOR plus 75 basis points and the advance rates are generally 85% of the principal balance outstanding on the loans sold to the facility. The facility is a three year committed facility that is extendable annually; the current facility matures on November 23, 2003. Upon maturity of the facility, the Company may not transfer new loans into the facility and all cash collected from borrowers is used to repay outstanding amounts. The Company is not, however, required to repurchase or otherwise remove loans previously transferred. At December 31, 2000 an aggregate $80.3 million was outstanding under this facility and is reflected on the books of the unconsolidated SPE. As of December 31, 2000 First Union has agreed to increase the facility to $120 million and to provide a companion facility under the approved credit line to permit any availability to be used for on-balance sheet financing of loans.

The Bank has a $60 million commercial loan conduit facility with First Union Securities, Inc. to fund the purchase of the unguaranteed portion of SBA loans. Advances under the facility are at an interest rate of one-month LIBOR plus 75 basis points and the advance rates are 93% of the principal balance outstanding on the loans sold to the facility. The facility matures on December 12, 2002. At December 31, 2000 $1.5 million was outstanding under the facility and is reflected on the books of the unconsolidated SPE. As of December 31, 2000 First Union has agreed to provide a companion facility under the approved credit line to permit any availability to be used for on-balance sheet financing of loans.

In addition to the expiration of the facilities that could result in the occurrence of a termination of each facility, there will be an acceleration of the termination date, and therefore no further advances would be permitted under these facilities if there is an early amortization event or event of default under the facilities. These events include, without limitation, solvency events with respect to the Bank or the SPEs; the receipt of a regulatory enforcement action by the Bank; various actions by the Bank in its capacity as the servicer of the loans; failure of the Bank or the SPEs to make certain payments when due; failure of the aggregate pool of loans to satisfy certain concentration and mix requirements; or failure of the loans to satisfy certain yield, default or loss ratios. None of these events had been triggered at December 31, 2000.

BROKERED CERTIFICATES OF DEPOSIT

The Bank has the ability to solicit wholesale certificates of deposit through established brokers. At December 31, 2000, the Bank had written agreements with five national brokers for the issuance of such deposits. As a well-capitalized institution the Bank may utilize brokered certificates of deposit to the extent deemed appropriate by the Company. At December 31, 2000, the Bank had $257.9 million of such deposits outstanding, which mature over the next twelve months. See Note 10 for a discussion of proposed regulatory capital rules which may affect the Bank's ability to remain well-capitalized.

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES

The Bank has the ability to borrow from the FHLBB under a line of credit. Any outstanding advances from the FHLBB are collateralized by certain U.S. Treasury and Agency-issued securities and mortgage loans on residential properties. As of December 31, 2000, approximately $10.2 million was available to the Bank under this line.

OTHER BORROWINGS

The Bank also maintains lines of credit at various correspondent banks, which are primarily used for the issuance or confirmation of letters of credit. At December 31, 2000, these lines aggregated $30.5 million of which $25.5 million is required to be collateralized upon usage. Letters of credit totaling $17.9 million were outstanding for the Bank's clients at December 31, 2000 under such lines.


10.  STOCKHOLDERS' EQUITY

EARNINGS PER SHARE CALCULATION

The table detailed below reconciles the weighted average number of shares used in the basic earnings per share ("EPS") calculation to the number of shares used in the diluted EPS calculation. There were no changes to net income available to common stockholders between the basic and diluted EPS calculations.

                                                             December 31,
                                                             ------------
                                               2000              1999                1998
                                               ----              ----                ----
                                                         (shares in thousands)
Common shares for basic EPS ...............   8,266              8,151               7,909
Dilutive shares from option plans .........     119                171                 291
                                              -----              -----               -----
        Common shares for diluted EPS. ....   8,385              8,322               8,200
                                              =====              =====               =====

Options to purchase 767,547 shares of common stock at a weighted average price of $10.38 per share were outstanding at December 31, 2000, but were not included in the computation of diluted EPS because the exercise price of the options exceeded the average market price of the common shares.

STOCKHOLDER NOTES RECEIVABLE

In June 1994 the Board of Directors approved the sale of 614,600 shares of the Company's common stock to the Company's Chief Executive Officer at a price of $1.69 per share. The terms of the transaction provided for a cash down payment of $17,560 and a promissory note in the amount of $1,020,000 for the balance. The note was collateralized by the stock issued with principal due at maturity on December 31, 2000. Interest was to accrue at the rate of 7% and was due at maturity; however, upon completion of the public offering in September 1997, the accrued interest was forgiven and the indebtedness was converted to a non-interest bearing note. On January 27, 1999, the Company agreed to forgive the remaining principal balance of the stockholder note receivable and agreed to pay a bonus to the Company's Chief Executive Officer equal to the amount of his resulting tax liability. This transaction was reflected in the results for the quarter ended March 31, 1999 through an increase in salaries expense of $1.7 million.

On January 27, 1999, the Company agreed to sell 200,000 shares of the Company's common stock to the Company's Chief Executive Officer at a price of $10.00 per share. This per share price represented the closing price of the common stock on the Nasdaq National Market on January 27, 1999, the date on which the Company's Board approved the terms of the sale although the sale of the shares did not actually occur until March 31, 1999, at which time the closing price of the common stock was $9.50 per share. No adjustment was made to the purchase price of the shares. As payment of the aggregate purchase price for the shares the Company received $20,000 in cash and a promissory note for the balance of the purchase price. The promissory note was collateralized by a recourse pledge of these shares. No principal or interest was payable under the promissory note prior to April 1, 2002 and the interest and principal may have been forgiven in certain circumstances involving a "change in control" of the Company. In addition to any possible future forgiveness, the Company agreed to provide a reimbursement for the tax liabilities associated with such forgiveness.


On January 24, 2001, the Company purchased 241,600 shares of common stock held by the Chief Executive Officer and his wife (this included the 200,000 pledged shares discussed above) at $9.1875 per share, the closing price of the Company's stock on January 23, 2001. The proceeds of this transaction were applied to the repayment of the promissory note and the interest accrued thereon. The repayment of this promissory note was a condition of closing the merger with UPS.


PREFERRED STOCK

The Company has established a class of 2,000,000 shares of preferred stock. The Board of Directors was granted the power to establish and designate the different series and voting powers, designations, preferences and other rights, qualifications, limitations or restrictions to be placed upon any shares of preferred stock to be issued by the Company.

DIVIDENDS

Dividends payable by First International Bancorp, Inc. are generally unrestricted, although the ability of the Company to pay dividends may, from time to time, be dependent upon the dividends paid to it by the Bank. A Connecticut state chartered bank and trust company must obtain the approval of the State Banking Commissioner if the total of all dividends declared in any calendar year exceeds the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined in regulations). Management believes that, as of December 31, 2000 and 1999, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000 and 1999, based on the most recent regulatory filings with the Federal Deposit Insurance Corporation, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total and Tier I risk-based and Tier I leverage ratios as set forth in the table below.

Federal bank regulatory authorities proposed regulatory amendments to the capital rules in September 2000 which would require FDIC-insured banks to hold additional capital for retained interests associated with loans sold or securitized. The regulations, if passed in their current or a substantially similar form, would likely require the Bank to (i) significantly reduce the level of such retained interests relative to capital by selling these assets or raising a significant amount of additional capital to support the Bank's lending activities, and (ii) structure certain future loan sales or securitization transactions in a manner which may be less economically favorable to the Bank, or refrain completely from loan securitizations.

The comment period on the proposed capital regulations closed December 26, 2000. These regulations would not apply to the Bank or the Company following the proposed merger with UPS since the Bank would not have FDIC-insured deposits. In light of this regulatory proposal, the Company has determined that it is prudent to suspend its securitization activities prior to the closing of the proposed merger with UPS. The Company is currently finalizing companion facilities under its approved commercial paper conduit credit lines but expects that future transfers to such facilities will be reflected as financings on the Company's balance sheet.

It is possible that, due to the high level of securitization - related retained interests or other factors, the FDIC would no longer classify the Bank as "well capitalized." Such an action would require the Bank to request approval from the FDIC to continue to access the brokered CD market unless, and until, well capitalized status is again achieved.

In addition, SBA regulations require that in order to fund the unguaranteed portions of SBA loans under the Company's commercial paper facility, the Bank must be well capitalized and must maintain a minimum currency rate (i.e. loans paying in accordance with their terms). If the

Bank is not able to meet these requirements, or if the Bank were to receive a regulatory enforcement action from the FDIC, funding under the commercial paper facilities may not be available for these loans and alternative financing would have to be obtained.

Any of these actions may reduce future earnings. Further, if the Company or the Bank were not able to obtain additional capital on acceptable terms, the Company's business strategy may have to be altered.

Current risk-based capital regulations require the Company to treat the loans securitized or sold to a commercial paper conduit as a financing for risk-based capital purposes unless the total retained interests for a particular transaction represent less than 8% of the outstanding principal balance of the loans securitized or sold. This manner of calculation has been used for all periods presented below.

                                                                              REGULATORY                REGULATORY
                                                                              MINIMUM FOR              MINIMUM TO BE
                                                                            CAPITAL ADEQUACY          WELL CAPITALIZED
                                                        ACTUAL                  PURPOSES            UNDER PCA PROVISIONS
                                                        ------                  --------            --------------------
                                                 DOLLAR       DOLLAR        DOLLAR                   DOLLAR
                                                 AMOUNT        RATIO        AMOUNT      RATIO        AMOUNT       RATIO
                                                 ------        -----        ------      -----        ------       -----
                                                                       (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2000:
    Total capital (to risk weighted
    assets) .................................   $61,574       10.80%        $45,625      8.00%       $57,031      10.00%
    Tier 1 capital (to risk weighted
    assets) .................................   $54,433        9.54%        $22,813      4.00%       $34,219       6.00%
    Tier 1 capital (to average assets) ......   $54,433       12.72%        $17,122      4.00%       $21,403       5.00%

AS OF DECEMBER 31, 1999:
    Total capital (to risk weighted
    assets) .................................   $58,020       11.32%        $41,003      8.00%       $51,251      10.00%
    Tier 1 capital (to risk weighted
    assets) .................................   $53,470       10.43%        $20,506      4.00%       $30,750       6.00%
    Tier 1 capital (to average assets) ......   $53,470       15.53%        $11,042      4.00%       $13,802       5.00%

AS OF DECEMBER 31, 1998:
    Total capital (to risk weighted
    assets) .................................   $37,511       16.36%        $18,343      8.00%       $22,929      10.00%
    Tier 1 capital (to risk weighted
    assets) .................................   $34,643       15.11%         $9,171      4.00%       $13,757       6.00%
    Tier 1 capital (to average assets) ......   $47,181       18.59%        $10,151      4.00%       $12,689       5.00%

11.  STOCK OPTION PLANS

The Company's 1994 Incentive Stock Option Plan allows for the award of options to officers which vest immediately. As of December 31, 2000, 264 shares were available for issuance out of the 393,403 options authorized under the plan.

The Company's Amended and Restated 1996 Stock Option Plans and 2000 Stock Option Plan provide for the issuance of options that may be granted to officers and directors. These options generally vest ratably over a four-year period beginning one year after the grant date. A total of 970,106 shares were authorized for issuance under the 1996 Stock Option Plans and at December 31, 2000 there were 27,868 shares available for issuance under this plan. A total of 150,000 shares were authorized for issuance under the 2000 Stock Option Plan and 141,750 shares were available for issuance thereunder.

The plans provide that the options may be granted to purchase common stock at a price not less than the fair market price of the Company's stock at the date for the granting of such options, and unless otherwise provided, the options have a ten year term. The plans also provide that options granted and the related option price are adjusted to reflect changes in the shares outstanding due to stock splits and dividends, or other adjustments.


The following tables detail the activity under the 1994 Incentive Stock Option Plan and 1996 Stock Option Plans:

                                                                    AVERAGE
                                                    OPTION          OPTION
1994 INCENTIVE STOCK OPTION PLAN                    SHARES           PRICE

Outstanding at January 1, 1998 .................    179,777          $1.875
     Exercised .................................    (57,013)          1.758
     Canceled ..................................       (263)          2.191
                                                   -------           ------
Outstanding at December 31, 1998 ...............    122,501           1.929
     Exercised .................................    (36,425)          1.960
                                                   -------           ------
Outstanding at December 31, 1999 ...............     86,076           1.917
     Granted ...................................     44,800           8.000
     Exercised .................................    (14,425)          1.814
                                                    -------          ------
Outstanding at December 31, 2000. ..............    116,451          $4.270
                                                    =======          ======

                                                                     AVERAGE
                                                    OPTION           OPTION
1996 STOCK OPTION PLANS                             SHARES           PRICE
Outstanding at January 1, 1998 .................    452,855          $5.313
     Granted ...................................    225,500          14.969
     Exercised .................................    (13,889)          3.121
     Canceled ..................................    (37,783)          5.704
                                                    -------          ------
Outstanding at December 31, 1998 ...............    626,683           8.813
     Granted ...................................    219,406           9.924
     Exercised .................................    (70,756)          2.630
     Canceled ..................................    (76,323)         10.433
                                                    -------          ------
Outstanding at December 31, 1999 ...............    699,010           9.610
     Granted ...................................    184,046           8.000
     Exercised .................................     (5,331)          2.631
     Canceled ..................................    (26,488)         10.415
                                                    -------          ------
Outstanding at December 31, 2000 ...............    851,237          $9.281
                                                    =======          ======

During 2000, 8,250 options were granted under the 2000 Stock Option Plan at an $8.00 option price, all of which are outstanding at December 31, 2000.

In July 1997, the Company's Board of Directors approved the grant of options to purchase 5,000 shares of common stock to each non-employee director at the price of $8.50 per share. A total of 40,000 options, which vested 180 days from the date of grant were awarded at that date. There are 25,000 options outstanding from these director grants with a remaining contractual life of 6.70 years at December 31, 2000. In April 1999, the Company's Board of Directors approved the grant of options to purchase 2,000 shares of common stock to two non-employee directors which vested ratably over four years, had a contractual life of ten years and an exercise price of $8.313. In May 2000, the Company's Board of Directors approved the grant of options to purchase 1,000 shares of common stock to a non-employee director which vested ratably over four years, had a contractual life of ten years and an exercise price of $8.00. Such options as granted in 1999 and 2000 are outstanding at December 31, 2000.

Certain information as of December 31, 2000 with regard to options outstanding is detailed below:

                                                                               Weighted-
                                                         Number of              Average         Weighted-        Weighted-
                                                          Options              Remaining         Average           Number
                                  Range of              Outstanding at      Contractual Life     Exercise       Exercisable at
                               Exercise Price          December 31, 2000        (years)           Price        December 31, 2000
                               --------------          -----------------        -------           -----        -----------------
1994 INCENTIVE STOCK
     OPTION PLAN:              $1.689 to 2.191               71,651               4.40            $1.937             71,651
                                    $8.00                    44,800               9.20            $8.000             44,800

1996 STOCK OPTION PLAN:        $2.191 to 2.631              135,740               6.00            $2.568            133,745
                                    $6.88                     1,000               7.80            $6.875              1,000
                               $8.000 to 8.50               318,533               8.10            $8.219            276,356
                               $9.875 to 10.00              200,364               8.10            $9.997            189,232
                              $13.50 to 14.375               78,000               7.40           $14.207             77,750
                             $15.375 to 16.3125             117,600               7.10           $15.439            109,600

2000 STOCK OPTION PLAN:             $8.00                     8,250               9.60            $8.000              4,000

DIRECTORS' OPTIONS               $8.00-8.50                  28,000               6.80            $8.47              25,500
                                                            -------                               ------            -------
TOTAL, ALL OPTIONS                                        1,003,938                               $8.672            933,634
                                                            =======                               ======            =======

In estimating the compensation which would be attributable to each option grant since July 15, 1997 if fair value accounting were to be utilized, the Company has used the Black Scholes option pricing model with the following weighted average assumptions for options granted in 2000, 1999 and 1998: dividend yield of 1.6%, 1.2% and 1.0%; expected volatility of 68.2%, 64.8% and 37.5%; risk free interest rate of 6.16%, 5.50% and 5.08%; and an expected life of 5 years.

Had compensation been determined in accordance with the fair value provisions of SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   December 31,
                                                   ------------
                                        2000           1999          1998
                                        ----           ----          ----
Net Income (in thousands)
    As reported                        $5,762         $6,009        $7,033
    Pro forma                          $4,604         $4,769        $6,577

Basis earnings per share
    As reported                         $0.70          $0.74         $0.89
    Pro forma                           $0.56          $0.59         $0.83

Diluted earnings per share
    As reported                         $0.69          $0.72         $0.86
    Pro forma                           $0.55          $0.57         $0.80


12.  INCOME TAXES

The components of the income tax provision for the years ended December 31 are as follows:

                                                    2000               1999               1998
                                                    ----               ----               ----
                                                              (dollars in thousands)
Current Provision:
     Federal ...................................   $3,552             $3,441             $3,346
     State .....................................      574                933                953
                                                   ------             ------             ------
 ...............................................    4,126              4,374              4,299
                                                   ------             ------             ------
Deferred Provision (Benefit):
     Federal ...................................    (728)                258                135
     State .....................................    (135)                 60                 38
                                                   ------             ------             ------
 ...............................................    (863)                318                173
                                                   ------             ------             ------
          Total provision for income taxes......   $3,263             $4,692             $4,472
                                                   ======             ======             ======

The effective tax rates differ from the federal statutory rate primarily due to state taxes, net of the federal benefit and a dividend received deduction. In 1999, compensation expense of $1.4 million associated with total salary and bonus paid to the Company's Chief Executive Officer was deemed non-deductible for tax purposes which accounted for 4.3% of the tax rate increase over statutory rates. The State of Connecticut statutory tax rate has decreased in each of the last three years.

A reconciliation of the statutory rate to the effective rate follows:

                                                         2000           1999           1998
                                                         ----           ----           ----
                                                           %              %              %
Tax at statutory rate,
          including unconsolidated subsidiaries ......   34.0           34.0           34.0
Taxes on unconsolidated subsidiaries .................   (4.6)          (1.1)            --
State tax, net of federal benefit ....................    0.6            7.0            5.2
Dividends received deduction .........................   (0.1)          (0.1)          (0.1)
Nondeductible compensation ...........................     --            4.3             --
Other, net ...........................................    0.5           (0.2)          (0.2)
                                                         ----           ----           ----
              Total tax provision ....................   30.4           43.9           38.9
                                                         ====           ====           ====

The components of the net deferred tax asset (liability) at December 31 are as follows:

                                                                 2000                          1999
                                                                 ----                          ----
                                                        Federal         State         Federal          State
                                                        -------         -----         -------          -----
Deferred tax assets:                                                   (dollars in thousands)
     Allowance for possible loan losses ............    $ 1,128        $   175        $   819         $   195
     Investments mark-to-market ....................         49             12             --              --
     Other .........................................        112             17            146              36
                                                        -------        -------        -------         -------
          Total deferred tax assets ................      1,289            204            965             231

Deferred tax liabilities:
     Investments mark-to-market ....................       --             --               74              20
     Depreciation ..................................         82             13             53              13
     Deferred loan costs ...........................         50              8              4               1
     Deferred gain on sale of loans ................        594             92          1,222             291
     Other .........................................          6           --                4               1
                                                        -------        -------        -------         -------
          Total deferred tax liabilities ...........        732            113          1,357             326
                                                        -------        -------        -------         -------
          Net deferred tax assets/(liabilities) ....    $   557        $    91        $  (392)        $   (95)
                                                        =======        =======        =======         =======

The allocation of the deferred tax provision involving items charged to current year income and items charged directly to stockholders' equity for the years ended December 31, are as follows:

                                                                       2000                        1999
                                                                       ----                        ----
                                                              Federal        State        Federal        State
                                                              -------        -----        -------        -----
                                                                           (dollars in thousands)
Deferred tax benefit allocated to shareholders' equity ....    $(123)        $ (32)        $(148)        $ (41)
Deferred tax provision allocated to cumulative effect......      (98)          (19)           --            --
Deferred tax provision (benefit) allocated to income ......     (728)         (135)          258            60
                                                               -----         -----         -----         -----
          Total deferred tax provision (benefit) ..........    $(949)        $(186)        $ 110         $  19
                                                               =====         =====         =====         =====

13.  EMPLOYEE BENEFIT PLAN

The Company maintains a contributory savings plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Eligible employees may make contributions to the Plan based on specified percentages of their compensation. Beginning July 1, 1998, the Company matched 100% of employees' contribution, up to 6% of compensation. The matching contribution was 85% in prior periods. The Company's matching contributions totaled $507,000, $475,000 and $290,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


14.  ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107) requires the Company to disclose fair value information for certain of its financial instruments, including loans, securities, deposits, borrowings and other such instruments. Quoted market prices are not available for a significant portion of the Company's financial instruments and, as a result, the fair values presented may not be indicative of net realizable or liquidation values. Fair values are estimates derived using present value or other valuation techniques and are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics and other factors. In addition, fair value estimates are based on market conditions and information about the financial instrument at a specific point in time. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Such items include loan servicing rights on loans on balance sheet, core deposit intangibles and other customer relationships, premises and equipment, foreclosed real estate and income taxes. In addition, the tax ramifications relating to the realization of the unrealized gains and losses may have a significant effect on fair value estimates, and have not been considered in the estimates.

The following is a summary of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments pursuant to SFAS No. 107:

CASH, CASH EQUIVALENTS AND OTHER: The fair value of cash and due from banks, federal funds sold, accrued interest receivable, receivable for loans sold and accrued interest payable, is considered to approximate the book value due to their short-term nature.

SECURITIES: Securities classified as available-for-sale are carried at fair value and include I/O strips associated with securitizations and sales of loans. Fair value for securities available for sale and held to maturity was determined by secondary market and independent broker quotations where available, or by the Company's estimate of market value.

LOANS: The fair values for loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values for loans held for sale are based on estimated sales prices derived from the current market conditions.

SERVICING ASSETS: The fair values of servicing assets associated with loans serviced for others is derived based on an estimate of the projected cash flows due the Bank over the estimated life of the underlying portfolio.

DEPOSIT LIABILITIES: The fair value for demand and savings deposits is equal to the amount payable on demand at the balance sheet date which is equal to the carrying value. The fair value of certificates of deposit was estimated by discounting cash flows using rates currently offered by the Bank for consumer deposits of similar remaining maturities or rates currently offered by brokers for brokered certificates of deposit of similar remaining maturities, as applicable.

The fair value information of the Company's financial instruments required to be valued by SFAS No. 107 are as follows:

                                          DECEMBER 31, 2000               DECEMBER 31, 1999
                                          -----------------               -----------------
                                      CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                        VALUE        FAIR VALUE         VALUE        FAIR VALUE
                                        -----        ----------         -----        ----------
                                                         (dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks ..........    $  4,615        $  4,615        $  1,357        $  1,357
Federal funds sold ...............      24,750          24,750          35,780          35,780
Securities available for sale ....      56,611          56,611          29,811          29,811
Securities held to maturity ......         781             785           1,165           1,161
Stock securities .................       1,809           1,809           1,809           1,809
Loans ............................     142,225         142,041         141,435         141,625
Receivable from loans sold .......      56,097          56,097          50,980          50,980
Accrued interest receivable ......       2,522           2,522           2,278           2,278
Servicing assets .................      35,962          36,829          24,404          24,992

FINANCIAL LIABILITIES
Deposits
     Checking ....................    $ 11,315        $ 11,315        $ 10,627        $ 10,627
     Savings .....................       4,061           4,061           3,340           3,340
     Time deposits ...............     281,811         282,111         252,333         250,079
Accrued interest payable .........       3,441           3,441           3,341           3,341


15.  SEGMENT INFORMATION

The Company has determined that its reportable segments are its domestic Commercial Banking divisions, its International Banking division and its Loan Servicing business unit.

The domestic Commercial Banking divisions are an aggregation of the Commercial Banking-East, Commercial Banking-Central and Commercial Banking-West divisions, which included eight, five and six business units, respectively, at December 31, 2000. The Commercial Banking divisions offer SBA, USDA and other commercial loans to small and medium size industrial companies in the U.S. Each Commercial division is headed by an Executive Vice President and the divisions offer the same products and services and have the same marketing approach.

The International Banking division is comprised of four business units: the International Buyer Finance business unit which markets Ex-Im Bank guaranteed and insured loans and privately insured loans to small and medium size industrial companies located in international emerging markets, the Export Finance business unit which provides Ex-Im Bank guaranteed export working capital lines of credit and SBA loans to U.S. companies, the Import Finance business unit which provides privately-insured import financing and SBA loans to
U. S. companies, and
one domestic business unit which offers SBA and other commercial loans to small and medium size industrial companies located in the U. S.

The Loan Servicing business unit is responsible for all loan operations functions, which include the preparation of loan documents, the maintenance of loans and the servicing of loans managed for others.

The segment information prepared internally and utilized for decision-making includes only revenues from gain on loan sales and certain fees and only certain expenses. Gains on the sale of loans and loan related fee income are allocated to business units and aggregated for each division. Direct expenses, principally personnel costs, and a limited amount of certain other expenses, such as supplies and indirect marketing are allocated to the business units. Interest income but not interest expense is allocated to business units. There is no allocation of the loan loss provision, corporate overhead expense or income taxes. Likewise, assets are generally not allocated among business units and, therefore, are not disclosed below. The Company periodically evaluates the costs and benefits of making certain additional income, expense and asset allocations.

The accounting policies of the segments are the same as those described in Note
2. There are no intersegment revenues.

Financial information for the Company's business segments is as follows:



                                               For the Years Ended December 31,
                                               --------------------------------
COMMERCIAL BANKING DIVISIONS                  2000            1999          1998
                                              ----            ----          ----
                                                    (dollars in thousands)
Gains on the sale of loans ..............    $17,055        $16,663        $11,560
Other loan-related income ...............        960            218            198
                                             -------        -------        -------
            Total allocated revenues ....    $18,015        $16,881        $11,758
Allocated non-interest expense ..........      9,538          8,817          5,800
                                             -------        -------        -------
             Direct net contribution ....    $ 8,477        $ 8,064        $ 5,958
                                             =======        =======        =======

Number of business units at year end ....         19             16             14
                                             =======        =======        =======
Number of lenders .......................         74             58             53
                                             =======        =======        =======


                                                For the Years Ended December 31,
                                                --------------------------------
INTERNATIONAL BANKING DIVISION                 2000          1999            1998
                                               ----          ----            ----
                                                     (dollars in thousands)
Gains on the sale of loans ..............    $ 4,501        $ 2,524         $ 2,814
Other loan-related income ...............      1,230            645             603
                                             -------        -------         -------
             Total allocated revenues ...    $ 5,731        $ 3,169         $ 3,417
Allocated non-interest expense ..........      4,181          3,218           2,239
                                             -------        -------         -------
             Direct net contribution ....    $ 1,550        $   (49)        $ 1,178
                                             =======        =======         =======

Number of business units at year end ....          4              4               3
                                             =======        =======         =======
Number of lenders .......................         21             21              16
                                             =======        =======         =======


                                              For the Years Ended December 31,
                                              --------------------------------
LOAN SERVICING BUSINESS UNIT                  2000          1999          1998
                                              ----          ----          ----
                                                   (dollars in thousands)
Loan servicing income ...................    $7,513        $5,298        $2,913
Allocated non-interest expense ..........     1,648         1,802         1,265
                                             ------        ------        ------
             Direct net contribution ....    $5,865        $3,496        $1,648
                                             ======        ======        ======

Loans under management at year end ......    $1,265        $1,076        $  779
                                             ======        ======        ======

Detailed below are reconciliations of the amounts reported for each business segment to the amounts reported in the consolidated income statement:

                                                     Commercial    International      Loan        Unallocated       Consolidated
FOR THE YEAR ENDED DECEMBER 31, 2000                  Banking         Banking       Servicing       Amounts            Totals
                                                      -------         -------       ---------       -------            ------
                                                                               (dollars in thousands)
Total allocated revenues ........................    $ 18,015        $  5,731        $  7,513              --         $ 31,259
Interest income .................................      12,604           4,880              --           6,819           24,303
Other fees and income ...........................          --              --              --             875              875
                                                     --------        --------        --------        --------         --------
         Total revenues .........................    $ 30,619        $ 10,611        $  7,513        $  7,694         $ 56,437
                                                     --------        --------        --------        --------         --------

Non-interest expense ............................       9,538           4,181           1,648          10,717           26,084
Interest expense ................................          --              --              --          16,038           16,038
Provision for possible loan losses ..............          --              --              --           3,595            3,595
                                                     --------        --------        --------        --------         --------
         Total expenses .........................       9,538           4,181           1,648          30,350           45,717
                                                     --------        --------        --------        --------         --------
               Income before income taxes and
               cumulative effect change in
               accounting principle .............    $ 21,081        $  6,430        $  5,865        $(22,656)        $ 10,720
                                                     ========        ========        ========        ========         ========

                                                     Commercial    International      Loan        Unallocated       Consolidated
FOR THE YEAR ENDED DECEMBER 31, 1999                  Banking         Banking       Servicing       Amounts            Totals
                                                      -------         -------       ---------       -------            ------
                                                                                 (dollars in thousands)
Total allocated revenues .......................     $ 16,881        $  3,169        $  5,298              --         $ 25,348
Interest income ................................       10,803           3,606              --           3,963           18,372
Gain on sale of branch .........................           --              --              --           8,915            8,915
Other fees and income ..........................           --              --              --             949              949
                                                     --------        --------        --------        --------         --------
         Total revenues ........................     $ 27,684        $  6,775        $  5,298        $ 13,827         $ 53,584
                                                     --------        --------        --------        --------         --------

Non-interest expense ...........................        8,817           3,218           1,802          14,446           28,283
Interest expense ...............................           --              --              --          11,581           11,581
Provision for possible loan losses .............           --              --              --           3,019            3,019
                                                     --------        --------        --------        --------         --------
         Total expenses ........................        8,817           3,218           1,802          29,046           42,883
                                                     --------        --------        --------        --------         --------
                  Income before income taxes ...     $ 18,867        $  3,557        $  3,496        $(15,219)        $ 10,701
                                                     ========        ========        ========        ========         ========

                                                        Commercial    International       Loan         Unallocated      Consolidated
FOR THE YEAR ENDED DECEMBER 31, 1998                     Banking         Banking        Servicing        Amounts           Totals
                                                         -------         -------        ---------        -------           ------
                                                                                 (dollars in thousands)
Total allocated revenues ...........................    $ 11,758        $  3,417        $  2,913        $     --         $ 18,088
Interest income ....................................      13,341           1,675              --           3,176           18,192
Unallocated gain on the sale of commercial loan-
        backed securitizations .....................          --              --              --           2,598            2,598
Other fees and income ..............................          --              --              --           1,322            1,322
                                                        --------        --------        --------        --------         --------
         Total revenues ............................      25,099           5,092           2,913           7,096           40,200
                                                        --------        --------        --------        --------         --------

Non-interest expense ...............................       5,800           2,239           1,265           8,396           17,700
Interest expense ...................................          --              --              --           7,924            7,924
Provision for possible loan losses .................          --              --              --           3,071            3,071
                                                        --------        --------        --------        --------         --------
         Total expenses ............................       5,800           2,239           1,265          19,391           28,695
                                                        --------        --------        --------        --------         --------
                  Income before income taxes .......    $ 19,299        $  2,853        $  1,648        $(12,295)        $ 11,505
                                                        ========        ========        ========        ========         ========

16.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, and related tax effects are as follows:

                                                        Before Tax   Tax (Benefit)   Net of
                                                          Amount       Expense      Tax Amount
                                                          ------       -------      ----------
YEAR ENDED DECEMBER 31, 2000
Net unrealized losses on securities arising during
  the period ........................................     $(190)        $ (65)        $(125)
Less:  reclassification adjustment for gains
  realized in net income ............................      (204)          (90)         (114)
                                                          -----         -----         -----
Net unrealized losses on securities .................     $(394)        $(155)        $(239)
                                                          =====         =====         =====

YEAR ENDED DECEMBER 31, 1999
Net unrealized losses on securities arising during
  the period ........................................     $(107)        $ (40)        $ (67)
Less:  reclassification adjustment for gains
  realized in net income ............................     $(416)        $(149)        $(267)
                                                          -----         -----         -----
Net unrealized losses on securities .................     $(523)        $(189)        $(334)
                                                          =====         =====         =====

YEAR ENDED DECEMBER 31, 1998
Net unrealized losses on securities arising during
  the period ........................................     $ 710           282         $ 428
Less:  reclassification adjustment for gains
  realized in net income ............................       (20)           (8)          (12)
                                                          -----         -----         -----
Net unrealized gains on securities ..................     $ 690         $ 274         $ 416
                                                          =====         =====         =====

17.  PARENT COMPANY FINANCIAL INFORMATION

First International Bancorp, Inc. is the parent company of First International Bank. There have been no loans extended from the Bank to First International Bancorp, Inc. since inception of the holding company.


FIRST INTERNATIONAL BANCORP, INC.
CONDENSED BALANCE SHEETS

                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                         2000           1999
                                                         ----           ----
                                                        (dollars in thousands)
ASSETS
Cash on deposit with Bank subsidiary ..............     $   161        $    58
Investment securities:
     Available for sale, at fair value ............          21             19
Investment in the Bank ............................      58,840         54,479
Other assets ......................................         572            431
                                                        -------        -------
     Total assets .................................     $59,594        $54,987
                                                        =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities .................................     $    37        $    --
Stockholders' equity ..............................      59,557         54,987
                                                        -------        -------
     Total liabilities and stockholders' equity ...     $59,594        $54,987
                                                        =======        =======

FIRST INTERNATIONAL BANCORP, INC.
CONDENSED STATEMENTS OF INCOME

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                         2000           1999            1998
                                                         ----           ----            ----
                                                                (dollars in thousands)
Dividends from Bank subsidiary .....................   $ 1,120         $   650         $   650
Net interest income from investments ...............       140             122             116
Equity in undistributed net income of the Bank .....     4,600           6,309           6,366
Non-interest expenses, net .........................       (73)         (1,813)            (87)
                                                       -------         -------         -------
     Income before income taxes ....................     5,787           5,268           7,045
          Provision (benefit) for income taxes .....        25            (741)             12
                                                       -------         -------         -------
     Net income ....................................   $ 5,762         $ 6,009         $ 7,033
                                                       =======         =======         =======

FIRST INTERNATIONAL BANCORP, INC.
CONDENSED STATEMENT OF CASH FLOWS

                                                                                  For the Years Ended December 31,
                                                                                  --------------------------------
                                                                               2000             1999             1998
                                                                               ----             ----             ----
                                                                                        (dollars in thousands)
Cash from operating activities
Net income ..............................................................    $  5,762         $  6,009         $  7,033
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Equity in undistributed net income of subsidiary ...................      (4,600)          (6,309)          (6,366)
     Decrease (increase) in other assets ................................        (141)            (149)              40
     Increase in other liabilities assets ...............................          37               --               --
     Stockholder note receivable accretion ..............................          --               --              (64)
                                                                             --------         --------         --------
          Net cash provided by operations ...............................       1,058             (449)             643
                                                                             --------         --------         --------
Cash flows from investing activities:
     Purchase of investment securities available for sale, net ..........          (2)              --           (4,068)
     Proceeds from maturities and sale of securities held to maturity ...          --               --            8,135
     Additional investment in Bank subsidiary ...........................          --               --          (11,100)
                                                                             --------         --------         --------
          Net cash used in investing activities .........................          (2)              --           (7,033)
                                                                             --------         --------         --------
Cash flows from financing activities:
     Proceeds from sale of common stock under option plan ...............          40              278              271
     Payment of stockholder note receivable .............................          --              941               --
     Dividends paid .....................................................        (993)            (978)            (948)
                                                                             --------         --------         --------
          Net cash provided by (used in) financing activities ...........        (953)             241             (677)
                                                                             --------         --------         --------
          Net increase (decrease) in cash and cash equivalents ..........         103             (208)          (7,067)
Cash and cash equivalents beginning of year .............................          58              266            7,333
                                                                             --------         --------         --------
Cash and cash equivalents end of year ...................................    $    161         $     58         $    266
                                                                             ========         ========         ========

18.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)


2000 Quarter Ended                                                March 31         June 30      September 30     December 31
------------------                                                --------         -------      ------------     -----------
                                                                                   (dollars in thousands)
Net interest income ..........................................    $  2,184        $  1,920        $  2,117        $  2,044
Provision for possible loan losses ...........................         558             874           1,160           1,003
                                                                  --------        --------        --------        --------
     Net interest income after provision for possible loan
       loss...................................................       1,626           1,046             957           1,041
Gain on sale of loans ........................................       5,021           4,718           4,729           7,088
Other non-interest income ....................................       2,312           3,231           2,452           2,583
                                                                  --------        --------        --------        --------
     Total operating income ..................................       8,959           8,995           8,138          10,712
     Non-interest expense ....................................       5,673           5,761           5,924           8,726
                                                                  --------        --------        --------        --------
     Income before income taxes and cumulative effect of
       accounting change......................................       3,286           3,234           2,214           1,986
Provision for income taxes ...................................       1,144           1,077             804             238
                                                                  --------        --------        --------        --------
     Income before cumulative effect of accounting change ....       2,142           2,157           1,410           1,748
                                                                  --------        --------        --------        --------
Cumulative effect of change in accounting principle,
  net of taxes ...............................................          --              --              --          (1,695)
                                                                  --------        --------        --------        --------
Net income ...................................................    $  2,142        $  2,157        $  1,410        $     53
                                                                  ========        ========        ========        ========
Basic earnings per share:
    Income before cumulative effect of accounting change .....    $   0.26        $   0.26        $   0.17        $   0.21
    Cumulative effect of change in accounting principle,
      net of taxes............................................          --              --              --           (0.20)
                                                                  --------        --------        --------        --------
                                                                  $   0.26        $   0.26        $   0.17        $   0.01
                                                                  ========        ========        ========        ========
Diluted earnings per share:
    Income before cumulative effect of accounting change .....    $   0.26        $   0.25        $   0.17        $   0.21
    Cumulative effect of change in accounting principle,
      net of taxes............................................          --              --              --           (0.20)
                                                                  --------        --------        --------        --------
                                                                  $   0.26        $   0.25        $   0.17        $   0.01
                                                                  ========        ========        ========        ========

1999 Quarter Ended                                                March 31         June 30       September 30     December 31
------------------                                                --------         -------       ------------     -----------
                                                                                    (dollars in thousands)
Net interest income ..........................................    $  1,467         $  1,552        $  1,825        $  1,947
Provision for possible loan losses ...........................       1,539              449             413             618
                                                                  --------         --------        --------        --------
     Net interest income after provision for possible loan
       loss ..................................................         (72)           1,103           1,412           1,329
Gain on sale of loans ........................................       3,050            6,189           3,531           6,417
Other non-interest income ....................................      10,157            1,645           1,600           2,623
                                                                  --------         --------        --------        --------
     Total operating income ..................................      13,135            8,937           6,543          10,369
     Non-interest expense ....................................       9,352            5,531           6,356           7,044
                                                                  --------         --------        --------        --------
     Income before income taxes ..............................       3,783            3,406             187           3,325
Provision for income taxes ...................................       1,566            1,349              44           1,733
                                                                  --------         --------        --------        --------
     Net income ..............................................    $  2,217         $  2,057        $    143        $  1,592
                                                                  ========         ========        ========        ========
Basic earnings per share .....................................    $   0.28         $   0.25        $   0.02        $   0.19
                                                                  ========         ========        ========        ========

Diluted earnings per share ...................................    $   0.27         $   0.24        $   0.02        $   0.19
                                                                  ========         ========        ========        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEMS 10 - 13

Information required by these items may be found in the Company's proxy statement for its Annual Meeting of Shareholders, which is expected to be filed by the Company within 120 days of the end of its most recent fiscal year.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.       The following documents are filed as a part of this report:

         1.       Financial Statements:

                  None.

         2.       Financial Schedules:

                  None.

         3.       Exhibits:

                  Exhibit
                  Number   Description
                  ------   -----------
                  2.1      Agreement and Plan of Merger, dated as of January 15,
                           2001, by and among the Registrant, United Parcel
                           Service, Inc. and Stag Merger Company, Inc., and
                           certain related exhibits as included in the
                           Registrant's Current Report on Form 8-K filed January
                           19, 2001.

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


                  10.1.1   Letter dated March 31, 1999, to amend the Employment
                           Agreement among the Registrant, First International
                           Bank, N.A. and Brett N. Silvers.***

                  10.1.2   Letter dated March 15, 2000, to amend the Employment
                           Agreement among the Registrant, First International
                           Bank and Brett N. Silvers.****

                  10.1.3   Registration Rights Agreement by and among First
                           International Bancorp, Inc. and Nancy W. Silvers and
                           The Silvers Family Trust, dated March 31, 1999.***

                  10.1.4   Letter Agreement between Brett N. Silvers and Nancy
                           W. Silvers and the Registrant for the purchase of 241,600 shares of Registrant's stock in satisfaction of a Promissory Note, dated as of January 24, 2001.

                  10.4     Amended and Restated 1996 Stock Option Plans.****

                  10.4.1   2000 Stock Option Plan****

                  10.5     1994 Incentive Stock Option Plan, as amended.*

                  10.6     401(k) Plan.****

                  10.7 Lease between Cambridge One Commercial Plaza, LLC and the Bank dated June 1, 1997.*

                  10.8     First Amendment of Lease between Cambridge One
                           Commercial Plaza, LLC and the Bank dated November 30,
                           1998.****

                  10.9     Second Amendment of Lease between Cambridge One
                           Commercial Plaza, LLC and the Bank dated as of March
                           26, 1999.****

                  10.9.1   Third Amendment of Lease between Cambridge One
                           Commercial Plaza, LLC and the Bank dated as of October 29, 1999.

                  10.9.2   Fourth Amendment of Lease between Cambridge One
                           Commercial Plaza, LLC and the Bank dated as of April
                           1, 2000.

                  10.10    Employment Agreement between the Bank and Leslie A.
                           Galbraith dated March 15, 2000.****

                  10.11    Employment Agreement between the Bank and Shaun P.
                           Williams dated March 6, 2000.****

                  10.13    Amended and Restated Loan Purchase and Servicing
                           Agreement among FNBNE Funding Corp., First
                           International Bank, Variable Funding Capital
                           Corporation, First Union Capital Markets Corp., First
                           Union National Bank and HSBC Bank USA, dated
                           September 24, 1999.****

                  10.13.1 Amendment No. 1 to Amended and Restated Loan Purchase and Servicing Agreement among FNBNE Funding Corp.,
                           First International Bank, Variable Funding Capital
                           Corporation, First Union Securities, Inc., First
                           Union National Bank and HSBC Bank USA, dated November
                           23, 1999.****

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





                  10.13.3 Amendment No. 3 to Amended and Restated Loan Purchase and Servicing Agreement among FNBNE Funding Corp.,
                           First International Bank, Variable Funding Capital
                           Corporation, First Union Securities, Inc., First
                           Union National Bank and HSBC Bank USA, dated December
                           31, 2000.

                  10.14    Pooling and Servicing Agreement between Marine
                           Midland Bank and First National Bank of New England, dated as of May 31, 1998.****

                  10.15    Sale and Servicing Agreement between FNBNE Business
                           Loan Trust 1998-A and First National Bank of New
                           England, dated as of December 1, 1998.****

                  10.15.1 Pooling and Servicing Agreement between HSBC Bank USA and First International Bank, National Association for the SBA Loan-Backed Series 1999-1 dated as of May
                           31, 1999.****

                  10.15.2  Sale and Servicing Agreement between FIB Business
                           Loan Trust 1999-A and First International Bank, dated as of September 1, 1999.****

                  10.15.3  Pooling and Servicing Agreement among HSBC Bank USA,
                           First International Bank and FIB Funding Trust for the SBA Loan-Backed Series 2000-1 dated as of March
                           3, 2000.

                  10.15.4  Sale and Servicing Agreement among First
                           International Bank SBA Loan Trust 2000-2, First
                           International Bank and FIB Funding Trust dated as of
                           November 1, 2000.

                  10.15.5  Sale and Servicing Agreement among FIB Business Loan
                           Trust 2000-A, First International Bank and FIB
                           Holdings, Inc. dated as of June 1, 2000.

                  10.17    Commercial Loan Sale Agreement between First
                           International Bank and FIB Holdings, Inc., dated as of December 1, 1999.****

                  10.19    Sale and Servicing Agreement between FIB Funding
                           Trust and First International Bank dated as of October 1, 1999.****

                  10.19.1 Amendment No. 1 to Sale and Servicing Agreement between FIB Funding Trust and First International
                           Bank dated as of June 1, 2000.

                  10.19.2 Amendment No. 2 to Sale and Servicing Agreement between FIB Funding Trust and First International
                           Bank dated as of October 1, 2000.

                  10.20    Note Purchase Agreement among FIB Funding Trust,
                           First International Bank, Variable Funding Capital
                           Corporation, First Union Securities, Inc. and First
                           Union National Bank dated as of October 1, 1999.****

                  10.20.1  Amendment No. 1 to Note Purchase Agreement among FIB
                           Funding Trust, First International Bank, Variable
                           Funding Capital Corporation, First Union Securities,
                           Inc. and First Union National Bank dated as of June
                           1, 2000.

                  10.21    Guaranty from First International Bank in favor of
                           First Union Securities, Inc. dated as of October 1,
                           1999.****

                  21.1     Subsidiaries of Registrant.

                  23.1     Consent of PricewaterhouseCoopers LLP.

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

B.    Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000. The Company did file a Current Report on Form 8-K on January 16, 2001 to disclose the press release and other communication materials regarding the Registrant's signing of a definitive merger agreement with United Parcel Service, Inc., and a Current Report on Form 8-K on January 19, 2001 to file such definitive merger agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2001
                                            First International Bancorp, Inc.
                                            By: /s/ Brett N. Silvers
                                                --------------------------------
                                                Brett N. Silvers
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                   Title                             Date
         ---------                                   -----                             ----
/s/ Brett N. Silvers
---------------------------------
Brett N. Silvers                                Director and                       March 26, 2001
                                                Chief Executive Officer

/s/ Michael R. Carter
---------------------------------
Michael R. Carter                               Director                           March 26, 2001

/s/ Arnold L. Chase
---------------------------------
Arnold L. Chase                                 Director                           March 26, 2001

/s/ Cheryl A. Chase
---------------------------------
Cheryl A. Chase                                 Director                           March 26, 2001

/s/ Frank P. Longobardi
---------------------------------
Frank P. Longobardi                             Director                           March 26, 2001

/s/ Leslie A. Galbraith
---------------------------------
Leslie A. Galbraith                             Executive Vice President and
                                                Secretary                          March 26, 2001

/s/ Shaun P. Williams
---------------------------------
Shaun P. Williams                               Executive Vice President, Chief    March 26, 2001
                                                Financial Officer and Treasurer