Form 10-Q
period 2001-03-31
FIRST INTERNATIONAL BANCORP INC
filed 2001-05-15
CIK 1040339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended      MARCH 31, 2001

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $.10 per share, issued and outstanding on May 11, 2001 was 8,048,477.

                                      INDEX

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY


PART I.             FINANCIAL INFORMATION                                              PAGE
                                                                                       ----
Item 1.             Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets
                    March 31, 2001 and December 31, 2000                                  3

                    Condensed Consolidated Statements of Income
                    Three Months Ended March 31, 2001 and 2000                            4

                    Condensed Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2001 and 2000                            5

                    Condensed Consolidated Statement of Stockholders Equity for           6
                    the Three Months Ended March 31, 2001

                    Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                          7

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         10

Item 3.             Quantitative and Qualitative Disclosures About Market Risk            26

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                     27

Item 2.             Changes in Securities                                                 27

Item 3.             Defaults upon Senior Securities                                       27

Item 4.             Submission of Matters to a Vote of Security Holders                   27

Item 5.             Other Information                                                     27

Item 6.             Exhibits and Reports on Form 8-K                                   27 - 28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FIRST INTERNATIONAL BANCORP, INC AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                              MARCH 31    DECEMBER 31,
                                              --------    -----------
                                                2001         2000
                                              --------     --------
                                             (UNAUDITED)

Cash and cash equivalents ...............     $ 10,106     $ 29,365
Investment securities ...................       58,533       59,201
Loans, net ..............................      150,623      142,225
Premises and equipment, net .............        4,352        4,548
Receivable from loans sold ..............       46,496       56,097
Investment in unconsolidated subsidiaries       18,189       19,758
Servicing assets ........................       40,145       35,962
Prepaid expenses and other assets .......       16,205       15,072
                                              --------     --------

     Total assets .......................     $344,649     $362,228
                                              ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      MARCH 31,    DECEMBER 31,
                                                      ---------    -----------
                                                        2001          2000
                                                      ---------     ---------
                                                     (UNAUDITED)

Deposits ........................................     $ 262,373     $ 297,187
Commercial paper conduit borrowing ..............        13,505            --
Other liabilities ...............................         6,853         5,484
                                                      ---------     ---------
     Total liabilities ..........................       282,731       302,671
                                                      ---------     ---------

Stockholders' equity:
Preferred stock ($010 par value; 2,000,000 shares
  authorized; no shares issued and outstanding) .            --            --
Common stock ($010 par value; 12,000,000 shares
  authorized; shares issued and outstanding:
  8,042,019 and 8,279,574) ......................           804           828
Paid-in capital in excess of par value, net .....        32,640        34,826
Stockholder note receivable .....................            --        (1,980)
Accumulated other comprehensive income ..........         2,384          (145)
Retained earnings ...............................        26,090        26,028
                                                      ---------     ---------

      Total stockholders' equity ................        61,918        59,557
                                                      ---------     ---------

      Total liabilities and stockholders' equity      $ 344,649     $ 362,228
                                                      =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

    FIRST INTERNATIONAL BANCORP, INC AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                      (UNAUDITED)

                                                 THREE MONTH PERIOD ENDED
                                                         MARCH 31,
                                                   --------------------
                                                     2001         2000
                                                   -------      -------
INTEREST INCOME:
       Loans, including net fees .............     $ 4,614      $ 4,512
       Investment securities .................       1,545          770
       Federal funds sold ....................         546          593
                                                   -------      -------
          Total interest income ..............       6,705        5,875
INTEREST EXPENSE:
       Deposits ..............................       4,599        3,563
       Other .................................          61          128
                                                   -------      -------
          Total interest expense .............       4,660        3,691
                                                   -------      -------
       Net interest income ...................       2,045        2,184
PROVISION FOR POSSIBLE LOAN LOSSES ...........       1,023          558
                                                   -------      -------
       Net interest income after
          provision for possible loan losses .       1,022        1,626
NON-INTEREST INCOME:
       Gain on sale of:
          Guaranteed and insured loans .......       4,144        2,584
          Other loans ........................         232          217
          Loan-backed securitizations ........         602        2,209
          Loans to commercial paper conduits .          --           11
                                                   -------      -------
                Total gains on loan sales ....       4,978        5,021

       Loan servicing income and fees  .......       2,504        1,923
       Impairment on retained interests ......        (776)          --
       Income from unconsolidated subsidiaries          32          352
       Other income ..........................          25           36
                                                   -------      -------
          Total non-interest income ..........       6,763        7,332
                                                   -------      -------
       Total operating income ................       7,785        8,958
NON-INTEREST EXPENSE:
       Salaries and benefits .................       4,235        3,702
       Occupancy .............................         531          486
       Office expenses .......................         225          222
       Marketing .............................         424          391
       Furniture and equipment ...............         388          334
       Outside services ......................         997          376
       Other .................................         178          161
                                                   -------      -------
          Total non-interest expense .........       6,978        5,672
                                                   -------      -------
       Income before income taxes ............         807        3,286
PROVISION FOR INCOME TAXES ...................         504        1,144
                                                   -------      -------
          NET INCOME .........................     $   303      $ 2,142
                                                   =======      =======

BASIC EARNINGS PER COMMON SHARE ..............     $  0.04      $  0.26
                                                   =======      =======

DILUTED EARNINGS PER COMMON SHARE ............     $  0.04      $  0.26
                                                   =======      =======


See accompanying notes to unaudited condensed consolidated financial statements.

                 FIRST INTERNATIONAL BANCORP, INC AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               --------------------------
                                                                                    2001          2000
                                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash provided by operating activities ......................     $  4,531      $  9,985
                                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net decrease (increase) in loans ...............................       (8,883)        5,594
             Decrease (increase) in investment in unconsolidated subsidiaries        1,569           (25)
             Purchase of investment securities available for sale ...........       (4,199)       (9,819)
             Proceeds from sales of investment securities available for sale            --         4,068
             Proceeds from maturities and principal repayments of investment
                  securities available for sale .............................        9,136           108
             Capital expenditures, net ......................................         (133)         (306)
                                                                                  --------      --------

                   Net cash used in investing activities ....................       (2,510)         (380)
                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net decrease in deposits .......................................      (34,554)      (16,368)
             Net increase in other borrowings ...............................       13,505            --
             Cash proceeds from issuance (repurchase) of common stock .......           10             8
             Dividends paid .................................................         (241)         (248)
                                                                                  --------      --------

                   Net cash used in financing activities ....................      (21,280)      (16,608)
                                                                                  --------      --------

Net decrease in cash and cash equivalents ...................................      (19,259)       (7,003)
Cash and cash equivalents at beginning of period ............................       29,365        37,137
                                                                                  --------      --------

Cash and cash equivalents at end of period ..................................     $ 10,106      $ 30,134
                                                                                  ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                 FIRST INTERNATIONAL BANCORP, INC AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2001
                             (dollars in thousands)
                                   (unaudited)


                                                                                            Comprehensive
                                                                                                Income
                                                                                          ------------------
                                                                Paid In                       Unrealized
                                                               Capital in   Stockholder   Holding Gain (Loss)
                                                     Common     Excess of      Note         on Investments     Retained
                                                     Stock      Par Value    Receivable   Available-for-Sale   Earnings     Total
                                                    --------   ----------   -----------   ------------------   --------    --------
     Balance at December 31, 2000 ................  $    828    $ 34,826      $ (1,980)      $   (145)         $ 26,028    $ 59,557

Issuance of 4,045 shares of common stock under
     option plan .................................        --          10            --             --                --          10
Dividends on common stock ($03/share) ............        --          --            --             --              (241)       (241)
Repayment of stockholder note receivable .........       (24)     (2,196)        1,980             --                --        (240)
Other comprehensive income, increase in unrealized
     holding gain, net of income taxes ...........        --          --            --          2,529                --       2,529
Net income .......................................        --          --            --             --               303         303
                                                                                                                           --------
Comprehensive income .............................        --          --            --             --                --       2,832

                                                    --------    --------      --------       --------          --------    --------
     Balance at March 31, 2001 ...................  $    804    $ 32,640      $     --       $  2,384          $ 26,090    $ 61,918
                                                    ========    ========      ========       ========          ========    ========

                FIRST INTERNATIONAL BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      DEFINITIVE MERGER AGREEMENT, DEPOSIT SALE AND RELATED MATTERS

On January 15, 2001, First International Bancorp, Inc. (the "Company") entered into a definitive Agreement and Plan of Merger with United Parcel Service, Inc. ("UPS"), pursuant to which at the effective time of the transactions described in the merger agreement, a wholly-owned subsidiary of UPS will be merged with and into the Company (the "Merger"). The Company will be the surviving corporation of the Merger and will become a wholly-owned subsidiary of UPS.

Under the terms of the merger agreement, the Company's stockholders will receive shares of UPS Class B common stock in exchange for shares of the Company's common stock, based on a conversion ratio described in the merger agreement, subject to a number of potential adjustments. Further, approximately 10% of the stock to be issued in the Merger will be placed in escrow pending the performance of the Company's loan portfolio during the 12 months following the closing and the resolution of any indemnification claims with respect to the Company's representations, warranties and covenants in the merger agreement. The conversion ratio and the other terms of the Merger are described in the Company's proxy statement in connection with the Company's Special Meeting of Stockholders to be held June 1, 2001, which proxy statement is contained in the Registration Statement on Form S-4 filed by UPS with the Securities and Exchange Commission on April 27, 2001 and was subsequently mailed to stockholders of the Company on May 1, 2001.

The Merger is subject to the approval of the Company's stockholders and other customary closing conditions. In connection with the execution of the merger agreement, key Company stockholders, controlling approximately 52% of the Company's outstanding shares, have agreed to vote their shares of the Company's common stock in favor of the Merger. The Merger is expected to close in the third quarter of 2001.

As a condition to the completion of the Merger, a note receivable from the Company's Chief Executive Officer has been retired. This note receivable was related to the sale of 200,000 shares of the Company's common stock in March 1999 and was reflected as a separate component of stockholders' equity. On January 24, 2001, pursuant to a written agreement, the Company repurchased 241,600 shares, at market value on the date of purchase, from the Chief Executive Officer and his wife; applied the proceeds to the full repayment of the note and the interest accrued thereon; and retired the shares.

In addition, in connection with the Merger and as required by the Merger Agreement, on May 1, 2001, First International Bank (the "Bank") entered into a Purchase and Assumption Agreement with Hudson United Bank whereby, subject to regulatory approval, all FDIC-insured deposit liabilities of the Bank would be sold for a discount of $450,000 subject to certain adjustments not to exceed 10% of such discount. Upon the closing of such transaction, which is intended to be immediately prior to the closing of the Merger, subject to the receipt of all required regulatory approvals, the Bank will cease to be a federally insured depository institution regulated by the

FDIC and the Company will cease to be a bank holding company regulated by the Board of Governors of the Federal Reserve System. Following the Merger, the Bank will operate as a non-depository bank chartered by the Connecticut Department of Banking, and will continue to be subject to Connecticut's state banking laws and regulations, as it is today.


2.      BASIS OF PRESENTATION

General

The consolidated financial statements include the accounts of First International Bancorp, Inc., the accounts of the Bank, and the Bank's consolidated subsidiaries described below. Since 1998, the Bank has established six special purpose wholly-owned entities to facilitate loan securitizations and sales to commercial paper conduits. Certain of these entities are not consolidated but are accounted for under the equity method of accounting. The Bank has established a wholly-owned subsidiary, First International Capital Corp. of New Jersey, through which all loan solicitation activities to borrowers located in New Jersey are conducted. The Bank has also established a wholly-owned subsidiary through which commercial paper and the unguaranteed portion of SBA loans are financed through commercial paper conduit facilities beginning in 2001. These financings are treated as on-balance sheet financings and the entity is consolidated in these financial statements. Intercompany accounts and transactions relating to the consolidated subsidiaries have been eliminated in consolidation.

The Company operates from its headquarters in Hartford, Connecticut and representative offices, which are responsible for marketing and regional loan origination efforts, in Boston and Springfield, Massachusetts; Cleveland, Ohio; Detroit, Michigan; Los Angeles, California; Miami, Florida; Morristown, New Jersey; Philadelphia and Pittsburgh, Pennsylvania; Providence, Rhode Island; Richmond, Virginia; Rochester, New York; St. Louis, Missouri; and Washington, D.C. The Company also has international representatives in Argentina, Brazil, Central America, Egypt, India, Indonesia, Korea, Mexico, North Africa, the Philippines, Poland, South Africa, Turkey and West Africa.

The Company has entered into marketing alliances with twenty-two business-to-business electronic marketplaces serving different global industrial sectors. These alliances are aimed at increasing the volume of quality loans to the Company's established niche of small industrial companies worldwide. Under the alliance agreements, the Company seeks to finance the settlement of transactions between businesses buying and selling products and services in industrial e-commerce marketplaces, as well as to meet many of their other credit needs.

The Bank's primary revenues are derived from net interest income, loan servicing income, and the origination and sale, on a servicing retained basis, of commercial loans. The Bank is a national leader in the use of loan guarantee programs offered by the U. S. Small Business Administration (the "SBA"), the U.
S. Department of Agriculture (the "USDA") and the Export-Import Bank of the United States ("Ex-Im Bank"). The Company maintains a web site at www.firstinterbank.com.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the entire fiscal year or any interim period. This unaudited interim financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which is filed with the Securities and Exchange Commission.

Certain 2000 amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no impact on net income.

Comprehensive Income

The Company's "comprehensive income," defined as the change in the equity of a business enterprise during a period from nonowner sources, is comprised only of changes in the valuation allowance for the investment portfolio. The impact of the change in the market value of the "available for sale" investment portfolio for the three month periods ended March 31, 2001 and 2000, totaled $2.5 million and $50,000 after income taxes, respectively. The increase in other comprehensive income for the quarter ended March 31, 2001 reflects an increase in the fair value of investment securities, primarily the securitization-related retained interests, following the general decline in interest rates over the quarter.


3.      RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133/137/138

In June 1998, the FASB issued No. 133 "Accounting for Derivative Instruments and Hedging Activities," which implementation date was extended by SFAS No. 137 and details clarified by SFAS No. 138. These statements, which were adopted at January 1, 2001, establish accounting and reporting standards for derivative instruments and for hedging activities and require that all derivatives be recognized as either assets or liabilities in the entity's balance sheet and be measured at fair value. Changes in the fair value of the derivative instruments are recognized depending on the intended use of the derivative and whether or not it has been designated as a hedge. The implementation of this statement had no impact upon the Company's financial position, results of operations or cash flows.

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

Certain provisions of the statement related to disclosure of collateral and securitization transactions became effective for the Company's December 31, 2000 year end reporting and had no impact on the financial statements. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. The Company entered into amended and restated agreements for certain of its commercial paper facilities prior to March 31, 2001 to conform the facilities to the provisions of SFAS 140 and, therefore, the new accounting standard will have no impact on the Company's results of operations, financial position or cash flows. The new rules do not impact the Company's existing term securitizations, which were all completed prior to March 31, 2001. As discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company does not currently plan to sponsor future loan securitizations.


4.      COMMERCIAL PAPER CONDUIT BORROWING

In March 2001, the Company obtained two commercial paper conduit borrowings under each of its on-balance sheet commercial paper facilities. The Company, through one of the Bank's special purpose subsidiaries which is consolidated with the accounts of the Bank, is able to pledge certain commercial loans and the unguaranteed portion of SBA loans to collateralize such borrowings. Borrowings under these facilities bear interest at the variable rate of LIBOR +.75%, per annum. Any borrowings outstanding under these facilities are aggregated with the amounts outstanding under the similar existing off-balance commercial paper facilities for purposes of measuring the aggregate credit limits which are $120 million for the commercial loan facility and $60 million for the unguaranteed SBA loan facility.


5.       DIVIDEND PAYMENTS

The Company paid cash dividends in the amount of $0.03 per share on March 1, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in any forward-looking statements made by or, on behalf of, the Company. In addition to the risks and uncertainties of ordinary business operations, the following include some other, but not all, of the factors or uncertainties that could cause actual results to differ from projections: (i) a general economic slowdown, (ii) inability of the Company to continue to manage its growth strategy either domestically or internationally,
(iii) the continuation in their present form of the government guarantee loan programs of the SBA, USDA and Ex-Im Bank upon which a significant portion of the Company's business depends, (iv) the Company's ability to continue its recent growth by relying on non-interest income, principally gains on the sale of domestic and international commercial loans and related servicing income, in an increasingly competitive market for loan originations, (v) a disruption in the U.S. capital markets which may delay or prevent the Company from receiving funding under its commercial paper facilities or gaining access to alternative sources of funding, (vi) the Company's ability to realize recorded values of servicing assets and other retained interests associated with the portfolio of loans managed for others, (vii) the fact that the Company is regulated by the FDIC and the Connecticut Department of Banking and that such regulation is intended to be for the benefit of depositors and not stockholders, and (viii) the Company's ability to accurately estimate loan losses. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission. In addition, additional information concerning risks and uncertainties associated with the Merger may be found in the Company's proxy statement for its June 1, 2001 Special Meeting of Stockholders, which is included in UPS' Registration Statement on S-4 filed with the SEC on April 27, 2001. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

GENERAL

The Company's earnings have been historically derived from (i) the origination, sale and securitization of government guaranteed and other commercial loans,
(ii) net interest income, which is the difference between interest earned on interest-earning assets (principally loans) and interest-bearing liabilities (principally deposits), and (iii) fee income on loans serviced for others.

The Company issues retail and brokered certificates of deposit. As described above, on May 1, 2001, the Company entered into a definitive agreement to sell all of its deposits to Hudson United Bank. In the event that the Merger is terminated, the Company will not sell all of its deposits to Hudson United Bank and will seek to continue to issue retail certificates of deposit and, if permitted, brokered certificates of deposit. The Company also obtains funding for its operations from commercial paper facilities and the sale of loans on a loan-by-loan basis.

LOAN ORIGINATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000:

                                 FOR THE THREE MONTHS ENDED  FOR THE THREE MONTHS ENDED
                                       MARCH 31, 2001            MARCH 31, 2000
                                    ----------------------   --------------------------
                                            (DOLLARS IN THOUSANDS, UNAUDITED)
                                    PRINCIPAL                 PRINCIPAL
                                    BALANCE     PERCENTAGE    BALANCE       PERCENTAGE
                                    ---------   ----------    ---------     ----------
Lending and Servicing Activity:
Loan Originations:
     SBA & USDA ...............     $ 64,030           56%     $ 35,736           35%
     Other commercial .........       12,526           11%       23,090           23%
                                    --------     --------      --------     --------
          Domestic ............       76,556           67%       58,826           58%

     Ex-Im ....................       29,923           26%       30,999           30%
     Other international ......        7,574            7%       12,701           12%
                                    --------     --------      --------     --------
          International .......       37,497           33%       43,700           42%

                                    --------     --------      --------     --------
          Total Originations ..     $114,053          100%     $102,526          100%
                                    ========     ========      ========     ========

Commercial loan originations increased 11% or $11.5 million to $114.1 million for the quarter ended March 31, 2001 from $102.5 million in the quarter ended March 31, 2000. The mix of loans originated reflected an increase in government guaranteed loans to 82% of total loans originated for the quarter ended March 31, 2001 compared to 65% for the quarter ended March 31, 2000. Such government guaranteed loans are more liquid, as the guaranteed portions are sold at origination to various well-established outlets, and also mitigate the Company's credit risk.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000:

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------
                                                              2001       2000     % CHANGE
                                                             ------     ------    --------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income .....................                    $2,045     $2,184         (6%)
Provision for loan losses ...............                     1,023        558         83%
                                                             ------     ------     ------
     Net interest income after provision                      1,022      1,626        (37%)
Gain on loan sales ......................                     4,978      5,021         (1%)
Other non-interest income ...............                     1,785      2,311        (23%)
Non-interest expense ....................                     6,978      5,672         23%
                                                             ------     ------     ------
     Income before income taxes .........                       807      3,286        (75%)
Income taxes ............................                       504      1,144        (56%)
                                                             ------     ------     ------

          Net income ....................                    $  303     $2,142        (86%)
                                                             ======     ======     ======

        Basic earnings per share ........                    $ 0.04     $ 0.26
                                                             ======     ======
        Diluted earnings per share ......                    $ 0.04     $ 0.26
                                                             ======     ======

        Weighted average shares - basic .                     8,108      8,261
                                                             ======     ======
        Weighted average shares - diluted                     8,219      8,384
                                                             ======     ======



NET INCOME. Net income decreased 86% or $1.8 million for the three-month period ended March 31, 2001 when compared to the three-month period ended March 31, 2000 due principally to an increase in the required loan loss provision, an impairment on an interest-only strip from one unguaranteed SBA loan securitization and costs associated with the Merger, a portion of which costs are not tax deductible.

For the quarter ended March 31, 2001, the Company reported a reduction in interest income of $139,000, a $465,000 increase in the provision for loan losses, a $43,000 reduction in gains from loans sold and securitized, a $776,000 impairment on an interest-only strip held from an unguaranteed SBA loan securitization, and an increase in loan servicing income and fees of $581,000. The increase in non-interest income, primarily loan servicing income, resulted from the increased balance of loans managed for others and actual prepayments on such loans being less than originally assumed. The Company reported an increase in non-interest expense of $1.3 million for the quarter ended March 31, 2001 as compared to the prior year due to salary increases and $625,000 of costs associated with the Merger. Also, the prior years results do not include the costs associated with the Miami, Los Angeles and Richmond representative offices which were opened after April 1, 2000. Gain on loan sales includes $602,000 of gains associated with the prefunding of loans from the $30 million securitization of the unguaranteed portions of SBA loans completed in the fourth quarter of 2000.

Diluted earnings per share decreased 85% or $.22 to $.04 per share for the quarter ended March 31, 2001 from $.26 for the quarter ended March 31, 2000.

NET INTEREST INCOME. Net interest income decreased $139,000 or 6% to $2.0 million for the quarter ended March 31, 2001 compared to $2.2 million for the same period ended March 31, 2000. Average earning assets increased 7% or $18.6 million while average interest-bearing liabilities increased 15% or $37.7 million.

The net interest spread of 2.95% for the three-month period ended March 31, 2001 was increased slightly over the 2.82% for the period ended March 31, 2000. The increase in the average yield on assets of 59 basis points due to an increase in the yield of securitization-related retained interests was partially offset by a 46 basis point increase in the cost of deposits.

AVERAGE BALANCES, INTEREST, YIELDS AND RATES

                                                              FOR THE THREE MONTHS ENDED                 FOR THE THREE MONTHS ENDED
                                                                    MARCH 31, 2001                              MARCH 31, 2000
                                                           -------------------------------  ---------------------------------------
                                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                                           AVERAGE      EARNED/     YIELD/  AVERAGE           EARNED/        YIELD/
                                                           BALANCE       PAID       RATE    BALANCE            PAID          RATE
                                                           -------------------------------  ---------------------------------------
                                                                                                 (DOLLARS IN THOUSANDS)
Assets:
       Loans (1):
          Commercial .................................     $180,955      $4,568    10.10%    $179,099          $4,446        9.93%
          Residential ................................        1,707          37     8.67%       1,813              51       11.25%
          Other consumer .............................          330           9    11.06%         617              15        9.89%
                                                           --------      ------    -----     --------          ------        ----
       Total loans ...................................      182,992       4,614    10.09%     181,529           4,512        9.94%

       Investment securities .........................       56,663       1,545    10.91%      52,100             770        5.91%
       Federal funds sold ............................       40,551         546     5.46%      27,986             593        8.62%
                                                           --------      ------    -----     --------          ------        ----
       Total investment securities and funds sold ....       97,214       2,091     8.63%      80,086           1,363        6.86%
                                                           --------      ------    -----     --------          ------        ----

       Total earning assets ..........................      280,206       6,705     9.57%     261,615           5,875        8.98%
       Total non-earning assets ......................       81,544                            56,980
                                                           --------                          --------
       Total assets ..................................     $361,750                          $318,595
                                                           ========                          ========


LIABILITIES:
       Deposits:
          Interest bearing demand deposits ...........       $2,866          $8     1.12%      $2,465              $7        1.15%
          Retail and IRA certificates of deposit .....       22,718         331     5.83%      35,179             461        5.33%
          Brokered certificates of deposit ...........      255,750       4,260     6.66%     206,024           3,095        6.11%
                                                           --------      ------    -----     --------          ------        ----
       Total deposits ................................      281,334       4,599     6.54%     243,668           3,563        5.95%
       Warehouse borrowings ..........................          150          61   162.67%          --             127        0.00%
       Other borrowings ..............................           --          --     0.00%          72               1        5.65%
                                                           --------      ------    -----     --------          ------        ----
       Total interest bearing liabilities ............      281,484       4,660     6.62%     243,740           3,691        6.16%
                                                           --------      ------    -----     --------          ------        ----

       Non-interest bearing liabilities:
          Demand deposits ............................        8,051                             9,870
          Other liabilities ..........................       12,961                            11,310
                                                           --------                          --------
       Total non-interest bearing liabilities ........       21,012                            21,180
       Stockholders' equity ..........................       59,254                            53,675
                                                           --------                          --------
       Total liabilities and stockholders' equity ....     $361,750                          $318,595
                                                           ========                          ========

       Net interest income/net interest spread .......                   $2,045     2.95%                      $2,184        2.82%
                                                                         ======     ====                       ======        ====

       Net interest margin ...........................                              2.92%                                    3.25%
                                                                                    ====                                     ====

                                                                           2001 COMPARED TO 2000
                                                                            CHANGES DUE TO (2):
                                                              --------------------------------


                                                               VOLUME        RATE        TOTAL
                                                               -------------------------------

Assets:
       Loans (1):
          Commercial .................................           $46          $75         $121
          Residential ................................            (2)         (12)         (14)
          Other consumer .............................            (8)           2           (6)
                                                                 ---          ---         ----
       Total loans ...................................            36           65          101

       Investment securities .........................           124          651          775
       Federal funds sold ............................           171         (220)         (49)
                                                                 ---          ---         ----
       Total investment securities and funds sold ....           295          431          726
                                                                 ---          ---         ----

       Total earning assets ..........................           331          496          827
       Total non-earning assets ......................

       Total assets ..................................



LIABILITIES:
       Deposits:
          Interest bearing demand deposits ...........            $1           $0           $1
          Retail and IRA certificates of deposit .....          (181)          44         (137)
          Brokered certificates of deposit ...........           824          284        1,108
                                                                 ---          ---         ----
       Total deposits ................................           644          328          972
       Warehouse borrowings ..........................             0          (67)         (67)
       Other borrowings ..............................             0           (1)          (1)
                                                                 ---          ---         ----
       Total interest bearing liabilities ............           644          260          904
                                                                 ---          ---         ----

       Non-interest bearing liabilities:
          Demand deposits ............................
          Other liabilities ..........................

       Total non-interest bearing liabilities ........
       Stockholders' equity ..........................

       Total liabilities and stockholders' equity ....


       Net interest income/net interest spread .......         ($313)        $236         ($77)
                                                                ====         ====          ===


(1) For purposes of these computations, non-accruing loans are included in the average balance

(2) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each


INTEREST INCOME. Interest income increased 14% or $830,000 to $6.7 million for the three-month period ended March 31, 2001 from $5.9 million for the three-month period ended March 31, 2000. The yield on earning assets increased 59 basis points due primarily to an increased yield on the securitization-related retained interests. The average balance of loans of $183.0 million was relatively flat compared to the $181.5 million in the prior year.

INTEREST EXPENSE. Interest expense increased 26% or $969,000 to $4.7 million for the three-month period ended March 31, 2001 from $3.7 million for the three-month period ended March 31, 2000 as the average balance of interest bearing liabilities increased 15% or $37.7 million. The increase in the expense reflects the increase in the rate environment over the course of 2000 during which period the deposits currently outstanding were received, resulting in a 46 basis point increase in the cost of deposits. The Company's funding needs increased due to greater loan activity and growth in the loan-related assets held on balance sheet.

The average balance of brokered certificates of deposit increased by $49.7 million for the quarter ended March 31, 2001 over the prior year to fund balance sheet growth.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses of $1.0 million for the quarter ended March 31, 2001 reflected a $465,000 increase over the $558,000 provision required for the quarter ended March 31, 2000. The increased provision reflects the growth in loans retained on balance sheet and a heightened risk environment. The Allowance for Loan Losses of $5.8 million reflects an increase of $250,000 from December 31, 2000. See "Allowance for Loan Losses" for further discussion.

NON-INTEREST INCOME.  Non-interest income is comprised of the following items:

                                               FOR THE THREE MONTHS ENDED
                                                       March 31,
                                            --------------------------------
NON-INTEREST INCOME:                         2001         2000      % CHANGE
                                            -------      -------     -------
                                                  (DOLLARS IN THOUSANDS)
Gain on loan sales:
  SBA sales ...........................     $ 2,270      $ 1,031         120%
  USDA sales ..........................       1,174          671          75
  Ex-Im working capital sales .........          86          123         (30)
  Ex-Im term sales ....................         614          759         (19)
                                            -------      -------     -------
       Gain on guaranteed loan sales ..       4,144        2,584          60

  Other loan sales ....................         232          217           7
  Loan-backed securitizations .........         602        2,209         (73)
  Loans to commercial paper conduits ..          --           11          --
                                            -------      -------     -------
       Total gain on loan sales .......       4,978        5,021          (1)

Loan servicing income and fees ........       2,504        1,923          30
Impairment on retained interests ......        (776)          --          --
Income from unconsolidated subsidiaries          32          352         (91)
Other income ..........................          25           36         (31)
                                            -------      -------     -------

Total non-interest income .............     $ 6,763      $ 7,332          (8%)
                                            =======      =======     =======



The 8% or $569,000 decrease in non-interest income for the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 reflects the increase in loan servicing income due to the continued increase in total loans under management offset by a reduction in earnings from unconsolidated entities due to a lower level of loans outstanding in the unconsolidated entities and a charge for impairment in the carrying value of an interest-only strip related to one unguaranteed SBA loan securitization. The Company's focus on increasing the amount of government guaranteed loans is reflected in the 60% or $1.6 million increase in gain on guaranteed loan sales. The Company did not sponsor a securitization in the quarter, and has decided to suspend such activities prior to completion of the Merger and, therefore, gains on securitizations decreased $1.6 million as compared to the prior quarter.

Gains on guaranteed SBA loan sales increased $1.2 million or 120% due to a 79% increase in the volume of loans sold and an increase in the return on such sales. Gains on guaranteed USDA loans increased $503,000 or 75% due to a 91% or $5.3 million increase in the amount of loans sold offset by a slight decrease in the return realized.

The volume of Ex-Im Bank term loans sold decreased by 2% while the gain decreased by $145,000 or 19%, as a greater percentage of these loans were shorter term inventory buyer loans that generate lower gains.

During the quarter ended March 31, 2001, the Company recognized a gain of $232,000 on individual loans sold to investors compared to $217,000 in the prior year quarter.

In March 2000, the Company completed a $35.8 million securitization of commercial term loans which included a $10 million pre-funding amount and resulted in a gain of $1.8 million. In March 2001, the Company completed the $5.3 million prefunding of a $30 million securitization executed in the fourth quarter of 2000, recognizing a gain of $602,000.

With the exception of one securitization of the unguaranteed portions of SBA loans for which an impairment charge of $776,000 was recognized in the quarter due to higher than anticipated projected losses from two loans collateralizing the securitization, the Company's prepayment and default experience on its SBA and USDA guaranteed loans, as well as its experience on the securitized pools, generally continues to be within expectations. The actual performance of each portfolio and securitization is monitored quarterly. There can be no assurance that future impairments will not be recognized.

LOAN SERVICING INCOME AND FEES                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                         -----------------------------------------
                                           2001            2000         % CHANGE
                                         ----------     ----------      ----------
Loan Servicing Income:                          (DOLLARS IN THOUSANDS)
  SBA guaranteed loans .............     $    1,045     $      632              65%
  USDA guaranteed loans ............            563            386              46
  Ex-Im working capital loans ......             74             75              (1)
  Ex-Im medium term loans ..........            183            156              17
  Loan securitizations .............            189            211             (10)
  Other loans ......................             73            138             (47)
                                         ----------     ----------      ----------
        Loan servicing income ......          2,127          1,598              33
Servicing asset reduction - Ex-Im ..             --           (163)           (100)
                                         ----------     ----------      ----------
        Net loan servicing income ..          2,127          1,435              48
Other fees .........................            377            488             (23)
                                         ----------     ----------      ----------

Total loan servicing income and fees     $    2,504     $    1,923              30%
                                         ==========     ==========      ==========

LOANS MANAGED FOR OTHERS

Average balance ....................     $1,131,784     $  946,922              20%
                                         ==========     ==========      ==========
Ending balance .....................     $1,150,400     $  967,093              19%
                                         ==========     ==========      ==========


Loan servicing income is comprised of the servicing fees received on loans sold on a servicing-retained basis, net of amortization of the servicing asset. The amount of the servicing fee varies in accordance with the terms of the loan sale and is adjusted in the event actual results differ from those assumed at the time of the sale of the loans.

The 30% increase in loan servicing income and fees reflects the 20% or $184.9 million increase in the average balance of loans serviced for others to $1.1 billion as of March 31, 2001. The Company continues to benefit from the generally favorable prepayment performance of the loans originated relative to original prepayment assumptions. Accordingly, servicing cash flows and servicing income net of amortization are higher than anticipated. The continuation of such performance cannot be projected to future periods.

During the quarter ended March 31, 2000, the Company recognized an impairment of $163,000 equal to the carrying value of the servicing asset related to one Ex-Im Bank medium term loan to a company located in the Dominican Republic. Management assumes a certain level of prepayments in recognizing such servicing assets and continues to monitor the actual and projected defaults and prepayments, which could result in a reduction of the remaining life of the servicing asset for other loans and which would warrant a further write down of the asset if such impairment is expected.

Other loan fee income of $377,000 for the period ended March 31, 2001 is comprised of $130,000 of letter of credit fees which decreased $161,000 over the prior year's quarter due to a decrease in the volume of transactions, $210,000 of late fees collected, and $37,000 in other fees.

NON-INTEREST EXPENSE.  Non-interest expense is comprised of the following items:

                                           FOR THE THREE MONTHS ENDED
                                                   March 31,
                                         -----------------------------
                                          2001       2000     % CHANGE
                                         ------     ------    --------
Non-Interest Expense:                        (dollars in thousands)
Salaries and benefits ..............     $4,235     $3,702         14%
Occupancy ..........................        531        486          9
Office expenses ....................        225        222          1
Marketing expenses .................        424        391          8
Furniture and equipment ............        388        334         16
Outside services ...................        997        376        165
Loan collection ....................         41         47        (13)
Other ..............................        137        114         20
                                         ------     ------     ------
          Total non-interest expense     $6,978     $5,672         23%
                                         ======     ======     ======


The 23% or $1.3 million increase in non-interest expense for the three-month period ended March 31, 2001 as compared to the same period ended March 31, 2000 is primarily attributable to a $533,000 increase in salaries and benefits and $625,000 of Merger-related costs incurred in the quarter.

Full time equivalent employees at March 31, 2001 were 220 as compared to 201 at March 31, 2000. Non-interest expense for the quarter ended March 31, 2001 reflects the opening of representative offices in Miami, Los Angeles and Richmond. Growth in the domestic representative offices and the addition of staff to the loan servicing and information technology areas resulted in the head count increase. For the three-month period ended March 31, 2001, benefit expense, including the Company's portion of 401K contributions, increased 14% or $107,000 when compared to the same period in 2000.

The 9% or $45,000 increase in occupancy expense primarily reflects the addition of the Miami, Los Angeles and Richmond offices since April 2000. The relatively small increases in office expenses and in furniture and equipment reflects the increase in personnel and the office openings offset by overall cost control efforts instituted by the Company in 2000.

The 8% or $33,000 increase in marketing expense reflects the additional offices and increased loan solicitation activities. The 165% or $621,000 increase in outside service expense reflects accounting and legal costs associated with the Merger.

INCOME TAXES. The Company's effective tax rate increased to 62% for the three-month period ended March 31, 2001 from 39% for the three-month period ended March 31, 2000 due to the non-deductibility of certain expenses associated with the pending merger. Income from unconsolidated subsidiaries is reported net of income taxes, which are provided for at a rate of 36% for the quarter ended March 31, 2001.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION TO MARCH 31, 2001 FROM DECEMBER 31, 2000

GENERAL. Total assets decreased 5% or $17.6 million from December 31, 2000 to March 31, 2001, reflecting the collection of receivables from loans sold and a reduction of excess liquidity.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased 66% or $19.3 million to $10.1 million at March 31, 2001 from the December 31, 2000 balance of $29.4 million. The decrease reflects the use of excess liquidity to fund loan originations, as well as the reduction in brokered certificates of deposits.

INVESTMENT SECURITIES. Investment securities includes the retained interests in loans securitized by the Company which are in the form of a subordinated certificate, interest-only strip or cash spread account. The balance in such investment securities increased $3.5 million at March 31, 2001 to $44.0 million from the December 31, 2000 balance of $40.5 million due to interest accreted on such investments and an increase in the fair value of investment securities following the decline in interest rates, net of the $776,000 impairment taken in the quarter ended March 31, 2001 on the interest-only strip associated with one of the Company's seven securitizations. The aggregate increase in the fair value of investment securities was $4.0 million, of which $3.9 million was attributable to the increase in fair value of securitization residuals.

RECEIVABLE FROM LOANS SOLD. The $9.6 million reduction in the receivable from loans sold to $46.5 million at March 31, 2001 reflects the collection of the year-end receivable which reflected a higher amount due to higher volume of transactions as of the end of the year.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES. The $1.6 million reduction in investment in unconsolidated subsidiaries is due to the pay-down of loans and reflects that no additional sales were made to the facilities in the quarter due to the Company's decision not to sell loans to the sales facilities prior to the closing of the Merger.

SERVICING ASSETS. The servicing asset increased to $40.1 million from the December 31, 2000 balance of $36.0 million as a result of the sale of loans totaling $79.5 million during the three-month period ended March 31, 2001, net of servicing asset amortization. This servicing asset generally relates to the guaranteed loans sold and does not represent a credit enhancement for such sales. A valuation of the servicing asset, which includes monitoring the actual and projected prepayment and default experience of each servicing portfolio, is performed quarterly. Any impairment deemed to be other than temporary would result in a write down of the asset.

PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets increased 8% or $1.1 million to $16.2 million at March 31, 2001 from $15.1 million at December 31, 2000. The increase is primarily attributable to the capitalization of costs associated with the Company's loan system conversion completed in April 2001.

LOANS. Loans, net increased $8.4 million to $150.6 million at March 31, 2001 from $142.2 million at December 31, 2000. The composition of loans held and managed for others is detailed in the table below. Loans held in portfolio increased to $131.5 million from $96.1 million or 37% due to the Company's decision not to securitize loans prior to closing the Merger. The majority of this increase is attributable to retention of the unguaranteed portions of SBA and USDA loans.

                                                                            MARCH 31,     DECEMBER 31,
LOAN PORTFOLIO                                                                 2001           2000
                                                                           -----------    ------------
                                                                              (DOLLARS IN THOUSANDS)
SBA & USDA .............................................................   $    35,631    $    15,733
Other commercial .......................................................        67,956         47,693
Ex-Im ..................................................................         6,786          9,943
Privately insured term .................................................        10,628         14,097
Privately insured import ...............................................         8,420          6,538
                                                                           -----------    -----------
   Total commercial loans ..............................................       129,421         94,004

Residential real estate ................................................         1,696          1,720
Other consumer .........................................................           407            413
                                                                           -----------    -----------
     Total loans .......................................................       131,524         96,137

Loans held for sale ....................................................        29,563         55,379

Less:
     Discount on retained loans ........................................         4,902          3,897
     Net deferred loan origination costs ...............................          (238)          (156)
     Allowance for loan losses .........................................         5,800          5,550
                                                                           -----------    -----------

     Loans, net ........................................................   $   150,623    $   142,225
                                                                           ===========    ===========


LOANS MANAGED FOR OTHERS
Guaranteed Loans
     SBA & USDA ........................................................   $   526,888    $   482,063
     Ex-Im .............................................................       151,162        147,867
     Residential real estate ...........................................           424            428
                                                                           -----------    -----------
                                                                               678,474        630,358
Unguaranteed Portions and Unguaranteed Loans
     SBA & USDA ........................................................        31,032         35,373
     Securitized commercial loans ......................................       229,971        265,122
     Domestic loans sold to commercial paper facility and sales facility        44,728         46,330
     International loans sold to commercial paper facility .............        11,292         13,844
     Other commercial ..................................................       154,084        121,095
     Home equity lines .................................................           819          1,002
                                                                           -----------    -----------
                                                                               471,926        482,766
                                                                           -----------    -----------

Total loans managed for others .........................................   $ 1,150,400    $ 1,113,124
                                                                           ===========    ===========


Total loans under management ...........................................   $ 1,311,487    $ 1,264,640
                                                                           ===========    ===========

ALLOWANCE FOR LOAN LOSSES. The Company reviews the adequacy of the Allowance for Loan Losses quarterly. At March 31, 2001, the Allowance totaled $5.8 million and represented 3.6% of loans and loans held for sale. The Allowance totaled $5.6 million at December 31, 2000 and represented 3.7% of loans. In establishing the level of the Allowance, the Company considers the percentage of unguaranteed commercial loans, the seasoning of the commercial loan portfolio, the introduction of new loan products where the Company has limited historical experience, the actual and expected performance of the portfolio, economic conditions and various other factors. The provision for the three-month period ended March 31, 2001 increased $465,000 to $1,023,000 from $558,000 for the three-month period ended March 31, 2000. The Allowance was increased $250,000 in the quarter to $5.8 million and covered 2000 annual charge-offs 2.23 times at March 31, 2001.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                                          FOR THE YEAR
                                                 FOR THE THREE MONTHS       ENDED
                                                    ENDED MARCH 31,       DECEMBER 31,
                                                ----------------------    ------------
                                                  2001          2000          2000
                                                --------      --------      --------
                                                       (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
          at the beginning of the period ..     $  5,550      $  4,550      $  4,550
Charge-offs:
          SBA loans .......................            8            38           253
          USDA loans ......................           --            66           415
          Ex-Im loans .....................          267            --           202
          Privately insured term and import          226           473         1,366
          Other commercial ................          351            30           604
                                                --------      --------      --------
               Total charge-offs ..........          852           607         2,840
Recoveries:
          SBA loans .......................            1            30             1
          Other commercial loans ..........           78            19           244
                                                --------      --------      --------
               Total recoveries ...........           79            49           245
                                                --------      --------      --------
Net charge-offs ...........................          773           558         2,595
Provision for loan losses .................        1,023           558         3,595
                                                --------      --------      --------
Balance of allowance for loan
          losses at end of period .........     $  5,800      $  4,550      $  5,550
                                                ========      ========      ========

Total loans and loans held for sale .......     $161,087      $143,424      $151,516
                                                ========      ========      ========
Allowance to total loans ..................          3.6%          3.2%          3.7%
                                                ========      ========      ========



Non-performing loans at March 31, 2001 increased $1.1 million to $5.3 million from December 31, 2000. Non-performing loans relative to total loans increased to 3.3% at March 31, 2001 from 2.7% at December 31, 2000.

The following table sets forth information regarding the Company's non-performing loans at the dates indicated:

NON-PERFORMING LOANS                            MARCH 31,  DECEMBER 31,
                                                  2001        2000
                                                ---------  -----------
Commercial:                                     (DOLLARS IN THOUSANDS)
     Unguaranteed portions:
           SBA and USDA loans ..............     $1,305      $1,257
           Ex-Im working capital loans .....        576          --
     Privately insured term and import loans      1,084       1,112
     Other commercial loans ................      2,307       1,793
                                                 ------      ------
           Total non-performing loans ......     $5,272      $4,162
                                                 ======      ======

Total non-performing loans to total loans ..        3.3%        2.7%
                                                 ======      ======

Total non-performing loans to total assets .        1.5%        1.1%
                                                 ======      ======

Allowance to total non-performing loans ....        110%        133%
                                                 ======      ======



The following table sets forth the breakdown of the Allowance for Loan Losses by loan category at the dates indicated. Management believes that the Allowance can be allocated by category only on an approximate basis and, therefore, allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict use of the Allowance to absorb losses in any category. The unallocated portion of the Allowance represents an amount that is not specifically allocable to one of the loan portfolios. Loans to foreign entities at March 31, 2001 represented 8% of total loans. Such loans are U.S. dollar denominated and either 100% Ex-Im Bank guaranteed or carry private insurance equal to 80-90% of the loan balance. The Company's private credit insurance policies include a deductible and a co-pay.

                                                     MARCH 31,  DECEMBER 31,
                                                       2001        2000
                                                     --------   -----------
                                                     (DOLLARS IN THOUSANDS)
ALLOCATION OF THE ALLOWANCE BY
CATEGORY OF LOANS:
Unguaranteed Portions of:
        SBA & USDA loans ........................     $  842      $  559
        Ex-Im loans .............................        209         170
Privately insured term and import loans .........        620         495
Commercial mortgage loans .......................        292         125
Other commercial loans ..........................      3,210       3,431
Investor mortgage loans .........................         22          20
Residential and other consumer loans ............         13          13
Loans held for sale .............................        148         277
Unallocated .....................................        444         460
                                                      ------      ------
        Total allowance for loan losses .........     $5,800      $5,550
                                                      ======      ======

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
SBA & USDA Loans ................................       22.2%       10.4%
Ex-Im loans .....................................        3.3%        5.5%
Privately insured term and import loans .........       12.6%       14.6%
Commercial mortgage loans .......................        3.4%        1.6%
Other commercial loans ..........................       38.1%       29.1%
Investor mortgage loans .........................        0.7%        0.7%
Residential and other consumer loans ............        1.3%        1.4%
Loans held for sale .............................       18.4%       36.5%
                                                      ------      ------
        Total ...................................        100%        100%
                                                      ======      ======


STOCKHOLDERS' EQUITY. Stockholders' equity increased 4% or $2.4 million to $61.9 million at March 31, 2001 from $59.6 million at December 31, 2000 due to the retention of earnings, net of a quarterly dividend of $.03 per share or $241,000, and a $2.5 million increase in other comprehensive income, net of taxes, related to the available for sale investment portfolio. The increase in other comprehensive income reflects an increase in the fair value of investment securities, primarily the securitization-related retained interests, following the general decline in interest rates over the quarter. At December 31, 2000, the Company held a note receivable from the Company's Chief Executive Officer related to the sale of 200,000 shares of common stock in March 1999, which was reflected as a separate component of stockholders' equity. As described above, on January 24, 2001, pursuant to a written agreement, the Company repurchased 241,600 shares at market value on the date of purchase from the Chief Executive Officer and his wife, applied the proceeds to the full repayment of the note and the interest accrued thereon, and retired the purchased shares. The retirement of this note is a condition to completing the Merger.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of liquidity and funding are certificates of deposit, commercial paper facilities and loan sales. Secondary sources of liquidity include a Federal Home Loan Bank line of credit and federal funds purchased.

Management considers scheduled cash flows from existing clients and borrowers and projected deposit levels, estimated liquidity needs for maturing certificates of deposit, approved extensions of credit, and unadvanced commitments to existing borrowers in determining the level and maturity of funding necessary to support operations. The on-going sale of the government guaranteed portions of loans at origination also provides cash to fund operations. Total loan sales totaled $79.5 million for the three-month period ended March 31, 2001 or approximately 70% of the loans originated for the period.

As of March 31, 2001, the Company had outstanding commitments to fund loans and lines of credit of $99.8 million and had issued letters of credit totaling $28.5 million, of which $16.8 million reflects issuances under guaranteed programs.

The Company believes that it will continue to have access to liquidity sources to provide funding sufficient to support operating activities, loan originations, loan commitments, and certificate of deposit maturities.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's financial condition. The regulations require that the Bank meet specific capital adequacy guidelines as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about interest rate risk, concentration of credit risk, asset quality and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier I capital to total average assets, and minimum ratios of Tier I and total capital to risk weighted assets. As of March 31, 2001, the Bank's capital ratios are in excess of the quantitative regulatory minimum requirements with a total capital to risk-weighted assets ratio of 10.57% and a Tier 1 capital to assets or leverage ratio of 11.88%.

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

The comment period on these regulations closed December 26, 2000. These regulations would not apply to the Bank or the Company following the Merger since the Bank will not have FDIC-insured deposits.

It is possible that, due to the high level of securitization-related retained interests or other factors, the FDIC would no longer classify the Bank as "well-capitalized." Such an action would require the Bank to request approval from the FDIC to continue to access the brokered CD market unless, and until, well-capitalized status is again achieved.

In addition, SBA regulations require that in order to fund the unguaranteed portions of SBA loans under the Company's commercial paper facility, the Bank must be well-capitalized and must maintain a minimum currency rate (i.e. loans paying in accordance with their terms). If the Bank is not able to meet these requirements, or if the Bank were to receive a regulatory enforcement action from the FDIC, funding under the commercial paper facilities may not be available for these loans and alternative financing would have to be obtained.

Any of these actions may reduce future earnings. Further, if the Company or the Bank were not able to obtain additional capital on acceptable terms, its business strategy may have to be altered.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 2000. Other types of market risk, such as foreign exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities. A comprehensive qualitative and quantitative discussion and analysis regarding market risk was set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which is filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               Because the nature of the business of the Company involves the collection of numerous accounts, the validity of liens and compliance with state and federal lending laws, the Company is subject to claims and legal actions in the ordinary course of its business. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such claims and actions, the Company believes that the aggregate amount of such liabilities will not result in monetary damage which in the aggregate would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2.        CHANGES IN SECURITIES

               Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               Not applicable.

ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Description
-------  -----------
10.13    Second Amended and Restated Loan Purchase and Servicing Agreement among
         FNBNE Funding Corp, First International Bank, the Investors, Variable
         Funding Capital Corporation, First Union Securities, Inc., First Union
         National Bank, HSBC Bank USA and First Union National Bank dated as of
         March 29, 2001.

10.13.1  Loan Purchase and Servicing Agreement among FIB Holdings, Inc., First
         International Bank, the Investors, Variable Funding Capital
         Corporation, First Union Securities, Inc., First Union National Bank,
         HSBC Bank USA, and First Union National Bank dated as of March 29,
         2001.

10.20.2  Sale and Servicing Agreement between FIB Funding Trust II and First
         International Bank dated as of March 1, 2001.

10.20.3  Note Purchase Agreement among FIB Funding Trust II, First International
         Bank, the Liquidity Purchasers, Variable Funding Capital Corporation,
         First Union Securities, Inc. and First Union National Bank dated as of
         March 1, 2001.

11.1     Computation of Per Share Earnings.

99       Purchase and Assumption Agreement by and between Hudson United Bank and
         First International Bank dated as of May 1, 2001.



Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 16, 2001 to report the execution of the Agreement and Plan of Merger and the issuance of a press release in connection therewith.

The Company filed a Current Report on Form 8-K on January 19, 2001, which included the definitive Agreement and Plan of Merger.

The Company filed a Current Report on Form 8-K on May 3, 2001 to report the execution of a Purchase and Assumption Agreement with Hudson United Bank and the issuance of a press release in connection therewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      First International Bancorp, Inc.
                                      (Registrant)


Date: May 15, 2001                    By:    /s/ Brett N. Silvers
                                             -----------------------------------
                                             Brett N. Silvers
                                             Its Chief Executive Officer
                                                  and Chairman of the Board



Date: May 15, 2001                    By:    /s/ Leslie A. Galbraith
                                             -----------------------------------
                                             Leslie A. Galbraith
                                             Its Chief Operating Officer,
                                                  Executive Vice President,
                                                  and Secretary



Date: May 15, 2001                    By:    /s/ Shaun P. Williams
                                             -----------------------------------
                                             Shaun P. Williams
                                             Its Chief Financial Officer,
                                                  Executive Vice President,
                                                  and Treasurer

                                  EXHIBIT INDEX



Exhibit No.       Description
----------        -----------
10.13             Second Amended and Restated Loan Purchase and Servicing
                  Agreement among FNBNE Funding Corp, First International Bank, the Investors, Variable Funding Capital Corporation, First
                  Union Securities, Inc., First Union National Bank, HSBC Bank
                  USA and First Union National Bank dated as of March 29, 2001.

10.13.1           Loan Purchase and Servicing Agreement among FIB Holdings,
                  Inc., First International Bank, the Investors, Variable
                  Funding Capital Corporation, First Union Securities, Inc.,
                  First Union National Bank, HSBC Bank USA, and First Union
                  National Bank dated as of March 29, 2001.

10.20.2           Sale and Servicing Agreement between FIB Funding Trust II and
                  First International Bank dated as of March 1, 2001.

10.20.3           Note Purchase Agreement among FIB Funding Trust II, First
                  International Bank, the Liquidity Purchasers, Variable Funding
                  Capital Corporation, First Union Securities, Inc. and First
                  Union National Bank dated as of March 1, 2001.

11.1              Computation of Per Share Earnings

99                Purchase and Assumption Agreement by and between Hudson United
                  Bank and First International Bank dated as of May 1, 2001.